Form 10-Q
period 2024-03-31
IDACORP INC; IDAHO POWER CO
filed 2024-05-02
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of April 26, 2024:

IDACORP, Inc.:	50,694,665	Idaho Power Company:	39,150,812	, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2023	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
ADITC	-	Accumulated Deferred Investment Tax Credits	IPUC	-	Idaho Public Utilities Commission
AFUDC	-	Allowance for Funds Used During Construction	IRP	-	Integrated Resource Plan
AOCI	-	Accumulated Other Comprehensive Income	Jim Bridger plant	-	Jim Bridger power plant
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission lines project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	MMBtu	-	Million British Thermal Units
CPCN	-	Certificate of Public Convenience and Necessity	Moody's	-	Moody's Investors Service
CWA	-	Clean Water Act	MW	-	Megawatt
EIS	-	Environmental Impact Statement	MWh	-	Megawatt-hour
EPA	-	U.S. Environmental Protection Agency	NAV	-	Net asset value
ESA	-	Endangered Species Act	NEPA	-	National Environmental Policy Act
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	O&M	-	Operations and Maintenance
FCA	-	Idaho Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Idaho-Jurisdiction Power Cost Adjustment
FSAs	-	Forward sale agreements	PURPA	-	Public Utility Regulatory Policies Act of 1978
GAAP	-	Accounting principles generally accepted in the United States of America	RFP	-	Request for proposals
GWW	-	Gateway West, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SEC	-	U.S. Securities and Exchange Commission
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SIP	-	State Implementation Plan
IDACORP	-	IDACORP, Inc., an Idaho corporation	SMSP	-	Security Plans for Senior Management Employees I and II
Idaho Power	-	Idaho Power Company, an Idaho corporation	USFWS	-	U.S. Fish and Wildlife Service
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	WMP	-	Wildfire Mitigation Plan
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	WPSC	-	Wyoming Public Service Commission
IDEQ	-	Idaho Department of Environmental Quality

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2023 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

•decisions by the Idaho and Oregon public utilities commissions and the FERC that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•expenses and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete, are delayed, or that may not be deemed prudent by regulators for cost recovery or return on investment;
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects and the potential impacts of those delays and failures on Idaho Power's ability to serve customers;
•power demand exceeding supply, and the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased risks and costs for purchasing energy and capacity in the market or acquiring or constructing additional generation and transmission resources and battery storage facilities;
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
•changes in, failure to comply with, and costs of compliance with laws, regulations, policies, orders, and licenses, which may result in penalties and fines, increase compliance and operational costs, and impact recovery associated with increased costs through rates;
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

•ability to acquire equipment, materials, fuel, power, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or reduced credit quality or lack of counterparty and supplier credit;
•disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems, which can result in liability for Idaho Power, increased power supply costs and repair expenses, and reduced revenues;
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
•increased costs associated with purchases of power mandated by PURPA from renewable energy sources;
•Idaho Power’s concentration in one industry and one region, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•unaligned goals and positions with co-owners of Idaho Power's generation and transmission assets;
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
•ability to obtain debt and equity financing or refinance existing debt when necessary and on satisfactory terms, which can be affected by factors such as credit ratings, reputational harm, volatility or disruptions in the financial markets, interest rates, decisions by the Idaho, Oregon, or Wyoming public utility commissions, and the companies' past or projected financial performance;
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
•remediation costs associated with planned cessation of coal-fired operations at Idaho Power's co-owned coal plants and conversion of the plants to natural gas;
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance and capital requirements, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements or new interpretations of existing requirements; and
•changing market dynamics due to the emergence of day ahead or other energy and transmission markets in the western United States.

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

AVAILABLE INFORMATION
Investors and others should note that IDACORP and Idaho Power announce material information about their business through a variety of means, including filings with the SEC, press releases, public conference calls, and webcasts. The companies use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with their disclosure obligations under Regulation FD. Therefore, IDACORP and Idaho Power encourage investors, the media, and others interested in the companies to review the information the companies make available through such channels. IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com. The contents of these websites are not part of this report.
Investors, the media, and others interested in IDACORP and Idaho Power may also wish to refer to the websites of the IPUC and OPUC at puc.idaho.gov and oregon.gov/puc, respectively, to review documents filed by IDACORP and Idaho Power with, and issued by, the respective commissions. No information on the IPUC and OPUC websites is incorporated by reference into this report or into IDACORP's or Idaho Power's other SEC filings.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$448,299	$429,338
Other	637	321
Total operating revenues	448,936	429,659

Operating Expenses:
Electric utility:
Purchased power	111,899	171,093
Fuel expense	92,241	89,080
Power cost adjustment	22,363	(51,337)
Other operations and maintenance	105,829	92,041
Energy efficiency programs	4,291	5,215
Depreciation	54,013	45,391
Other electric utility operating expenses	8,008	9,028
Total electric utility operating expenses	398,644	360,511
Other	696	1,045
Total operating expenses	399,340	361,556

Operating Income	49,596	68,103

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,152)	(9,908)
Earnings of unconsolidated equity-method investments	(625)	(2,454)
Interest on long-term debt	33,308	24,968
Other interest	5,467	4,755
Allowance for borrowed funds used during construction	(5,959)	(4,228)
Other income, net	(14,165)	(8,149)
Total nonoperating expense, net	6,874	4,984

Income Before Income Taxes	42,722	63,119

Income Tax (Benefit) Expense	(5,546)	7,095

Net Income	48,268	56,024
Adjustment for (income) loss attributable to noncontrolling interests	(95)	74
Net Income Attributable to IDACORP, Inc.	$48,173	$56,098

Weighted Average Common Shares Outstanding - Basic	50,764	50,688
Weighted Average Common Shares Outstanding - Diluted	50,792	50,723
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.95	$1.11
Earnings Attributable to IDACORP, Inc. - Diluted	$0.95	$1.11

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)

Net Income	$48,268	$56,024
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $99 and $51, respectively	284	146
Total Comprehensive Income	48,552	56,170
(Income) loss attributable to noncontrolling interests	(95)	74
Comprehensive Income Attributable to IDACORP, Inc.	$48,457	$56,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$157,583	$327,429
Receivables:
Customer (net of allowance of $4,628 and $4,869, respectively)	116,033	107,256
Other (net of allowance of $621 and $716, respectively)	33,022	44,661
Income taxes receivable	11,077	24,574
Accrued unbilled revenues	81,852	90,521
Materials and supplies (at average cost)	156,317	140,515
Fuel stock (at average cost)	23,957	19,952
Prepayments	20,686	22,840
Current regulatory assets	179,727	226,235
Other	27	71
Total current assets	780,281	1,004,054
Investments	156,301	163,971
Property, Plant and Equipment:
Utility plant in service	7,351,549	7,291,532
Accumulated provision for depreciation	(2,613,507)	(2,557,744)
Utility plant in service - net	4,738,042	4,733,788
Construction work in progress	1,082,560	985,502
Utility plant held for future use	9,425	9,511
Other property, net of accumulated depreciation	16,306	16,429
Property, plant and equipment - net	5,846,333	5,745,230
Other Assets:
Company-owned life insurance	84,083	82,038
Regulatory assets	1,427,398	1,426,815
Other	53,015	53,810
Total other assets	1,564,496	1,562,663
Total	$8,347,411	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$49,800
Accounts payable	199,709	308,504
Taxes accrued	13,002	6,854
Interest accrued	32,069	38,292
Accrued compensation	44,378	64,645
Current regulatory liabilities	7,236	7,952
Advances from customers	105,611	104,297
Other	53,571	53,732
Total current liabilities	505,376	634,076
Other Liabilities:
Deferred income taxes	874,723	882,724
Regulatory liabilities	869,404	874,601
Pension and other postretirement benefits	238,681	233,965
Other	160,854	160,019
Total other liabilities	2,143,662	2,151,309
Long-Term Debt	2,775,959	2,775,790
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,694 and 50,615 shares issued and outstanding, respectively)	890,042	888,615
Retained earnings	2,042,003	2,036,138
Accumulated other comprehensive loss	(16,900)	(17,184)
Total IDACORP, Inc. shareholders’ equity	2,915,145	2,907,569
Noncontrolling interests	7,269	7,174
Total equity	2,922,414	2,914,743
Total	$8,347,411	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$48,268	$56,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,174	46,409
Deferred income taxes and investment tax credits	(18,776)	(7,854)
Changes in regulatory assets and liabilities	32,930	(56,396)
Pension and postretirement benefit plan expense	11,350	6,885
Contributions to pension and postretirement benefit plans	(1,176)	(1,308)
Earnings of equity-method investments	(625)	(2,454)
Distributions from equity-method investments	6,250	400
Allowance for equity funds used during construction	(11,152)	(9,908)
Other non-cash adjustments to net income, net	2,670	2,492
Change in:
Accounts receivable and unbilled revenues	33,251	(10,750)
Prepayments	1,796	4,363
Materials, supplies, and fuel stock	(19,807)	(13,531)
Accounts and wages payable	(62,201)	(112,468)
Taxes accrued/receivable	19,645	22,968
Other assets and liabilities	12,088	(15,271)
Net cash provided by (used in) operating activities	109,685	(90,399)
Investing Activities:
Additions to property, plant and equipment, net	(259,978)	(118,375)
Payments received from transmission project joint funding partners	20,375	3,123
Other	4,940	6,096
Net cash used in investing activities	(234,663)	(109,156)
Financing Activities:
Issuance of long-term debt	—	522,000
Discount on issuance of long-term debt	—	(3,772)
Retirement of long-term debt	—	(100,000)
Dividends on common stock	(42,742)	(40,502)
Issuance of common stock	1,612	—
Tax withholdings on net settlements of share-based awards	(3,694)	(3,255)
Other	(44)	5,330
Net cash (used in) provided by financing activities	(44,868)	379,801
Net (decrease) increase in cash and cash equivalents	(169,846)	180,246
Cash and cash equivalents at beginning of the period	327,429	177,577
Cash and cash equivalents at end of the period	$157,583	$357,823
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$37,770	$27,276
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$111,958	$85,858

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)
Common Stock
Balance at beginning of period	$888,615	$882,189
Issuance	1,612	—
Share-based compensation expense	3,474	3,137
Tax withholdings on net settlements of share-based awards	(3,694)	(3,255)
Other	35	33
Balance at end of period	890,042	882,104
Retained Earnings
Balance at beginning of period	2,036,138	1,937,972
Net income attributable to IDACORP, Inc.	48,173	56,098
Common stock dividends ($0.83, and $0.79 per share, respectively)	(42,308)	(40,343)
Balance at end of period	2,042,003	1,953,727
Accumulated Other Comprehensive Loss
Balance at beginning of period	(17,184)	(12,922)
Unfunded pension liability adjustment (net of tax)	284	146
Balance at end of period	(16,900)	(12,776)
Total IDACORP, Inc. shareholders’ equity at end of period	2,915,145	2,823,055
Noncontrolling Interests
Balance at beginning of period	7,174	7,376
Net income (loss) attributable to noncontrolling interests	95	(74)
Balance at end of period	7,269	7,302
Total equity at end of period	$2,922,414	$2,830,357

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)

Operating Revenues	$448,299	$429,338

Operating Expenses:
Operation:
Purchased power	111,899	171,093
Fuel expense	92,241	89,080
Power cost adjustment	22,363	(51,337)
Other operations and maintenance	105,829	92,041
Energy efficiency programs	4,291	5,215
Depreciation	54,013	45,391
Other operating expenses	8,008	9,028
Total operating expenses	398,644	360,511

Operating Income	49,655	68,827

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,152)	(9,908)
Earnings of unconsolidated equity-method investments	(617)	(2,472)
Interest on long-term debt	33,308	24,968
Other interest	5,384	4,674
Allowance for borrowed funds used during construction	(5,959)	(4,228)
Other income, net	(13,580)	(7,527)
Total nonoperating expense, net	7,384	5,507

Income Before Income Taxes	42,271	63,320

Income Tax (Benefit) Expense	(5,031)	7,610

Net Income	$47,302	$55,710

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)

Net Income	$47,302	$55,710
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $99, and $51, respectively	284	146
Total Comprehensive Income	$47,586	$55,856

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$102,505	$271,791
Receivables:
Customer (net of allowance of $4,628 and $4,869, respectively)	116,033	107,256
Other (net of allowance of $621 and $716, respectively)	32,583	44,335
Income taxes receivable	—	22,926
Accrued unbilled revenues	81,852	90,521
Materials and supplies (at average cost)	156,317	140,515
Fuel stock (at average cost)	23,957	19,952
Prepayments	20,528	22,710
Current regulatory assets	179,727	226,235
Other	27	71
Total current assets	713,529	946,312
Investments	87,073	93,037
Property, Plant and Equipment:
Plant in service	7,351,549	7,291,532
Accumulated provision for depreciation	(2,613,507)	(2,557,744)
Plant in service - net	4,738,042	4,733,788
Construction work in progress	1,082,560	985,502
Plant held for future use	9,425	9,511
Other property	4,308	4,310
Property, plant and equipment, net	5,834,335	5,733,111
Other Assets:
Company-owned life insurance	84,083	82,038
Regulatory assets	1,427,398	1,426,815
Other	41,461	42,218
Total other assets	1,552,942	1,551,071
Total	$8,187,879	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$49,800
Accounts payable	198,710	307,538
Accounts payable to affiliates	3,448	16,456
Taxes accrued	20,412	6,834
Interest accrued	32,069	38,292
Accrued compensation	44,222	64,408
Current regulatory liabilities	7,236	7,952
Advances from customers	105,611	104,297
Other	40,266	44,907
Total current liabilities	501,774	640,484
Other Liabilities:
Deferred income taxes	872,864	881,050
Regulatory liabilities	869,404	874,601
Pension and other postretirement benefits	238,681	233,965
Other	141,746	135,468
Total other liabilities	2,122,695	2,125,084
Long-Term Debt	2,775,959	2,775,790
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,996,313	1,991,319
Accumulated other comprehensive loss	(16,900)	(17,184)
Total equity	2,787,451	2,782,173
Total	$8,187,879	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$47,302	$55,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,022	46,262
Deferred income taxes and investment tax credits	(20,610)	(9,395)
Changes in regulatory assets and liabilities	32,930	(56,396)
Pension and postretirement benefit plan expense	11,350	6,885
Contributions to pension and postretirement benefit plans	(1,176)	(1,308)
Earnings of equity-method investments	(617)	(2,472)
Distributions from equity-method investments	6,250	400
Allowance for equity funds used during construction	(11,152)	(9,908)
Other non-cash adjustments to net income, net	(867)	(644)
Change in:
Accounts receivable and unbilled revenues	34,428	(10,196)
Prepayments	1,824	4,383
Materials, supplies, and fuel stock	(19,807)	(13,531)
Accounts and wages payable	(62,227)	(112,502)
Taxes accrued/receivable	22,392	24,664
Other assets and liabilities	12,247	(15,124)
Net cash provided by (used in) operating activities	107,289	(93,172)
Investing Activities:
Additions to utility plant, net	(259,972)	(118,375)
Payments received from transmission project joint funding partners	20,375	3,123
Other	5,799	6,388
Net cash used in investing activities	(233,798)	(108,864)
Financing Activities:
Issuance of long-term debt	—	522,000
Discount on issuance of long-term debt	—	(3,772)
Retirement of long-term debt	—	(100,000)
Dividends on common stock	(42,777)	(552)
Other	—	5,365
Net cash (used in) provided by financing activities	(42,777)	423,041
Net (decrease) increase in cash and cash equivalents	(169,286)	221,005
Cash and cash equivalents at beginning of the period	271,791	108,933
Cash and cash equivalents at end of the period	$102,505	$329,938
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$37,687	$27,195
Non-cash investing activities:
Additions to utility plant in accounts payable	$111,958	$85,858

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

IDACORP's and Idaho Power's financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated entity would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates. Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense. The effects of applying these regulatory accounting principles to Idaho Power's operations are discussed in more detail in Note 3 - "Regulatory Matters."

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of March 31, 2024, condensed consolidated statements of income for the three months ended March 31, 2024 and 2023, and condensed consolidated cash flows for the three months ended March 31, 2024 and 2023. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2023 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements that have had a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU will be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2024 and 2023 (in thousands):

	IDACORP		Idaho Power
	2024	2023	2024	2023
Income tax at statutory rates (federal and state)	$10,972	$16,266	$10,880	$16,299
Excess deferred income tax reversal	(2,512)	(2,671)	(2,512)	(2,671)
Other(1)	(1,506)	(2,750)	(899)	(2,268)
Income tax expense before additional ADITC amortization	$6,954	$10,845	$7,469	$11,360
Additional ADITC amortization	(12,500)	(3,750)	(12,500)	(3,750)
Income tax (benefit) expense	$(5,546)	$7,095	$(5,031)	$7,610
Effective tax rate	(13.0)%	11.2%	(11.9)%	12.0%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report. In March 2024, Idaho Power provided notice to the IPUC of its intent to file a limited issue rate case in Idaho on or after May 31, 2024.

In December 2023, Idaho Power filed a general rate case with the OPUC. The filing was based on a 2024 test year and requested an overall annual rate increase of $10.7 million, or 19.28 percent. The filing requested, among other items, a 10.4 percent authorized rate of return on equity and an approximate $188.9 million Oregon-jurisdiction retail rate base. The $188.9 million of rate base excludes rate base associated with Idaho Power's jointly-owned North Valmy coal facilities, the costs of which are recovered under a separate rate mechanism. In its application, Idaho Power proposed a capitalization structure of 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 5.104 percent and an overall cost of capital of 7.807 percent. Idaho Power has reached a settlement in principle for the general rate case with the OPUC staff and other stakeholders. The settlement is not final and remains subject to completion of the related settlement stipulation, as well as approval by the OPUC. As of the date of this report, Idaho Power is unable to predict the outcome of the general rate case. If approved by the OPUC, new rates for Oregon-jurisdiction customers would become effective in October 2024 or later.

Idaho ADITC and Revenue Sharing Mechanism

A May 2018 Idaho settlement stipulation related to tax reform (2018 Settlement Stipulation) and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report. The 2023 Settlement Stipulation modifies the 2018 Settlement Stipulation in part. The 2023 Settlement Stipulation includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.12 percent Idaho ROE. The settlement stipulations also provide for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of a 9.6 percent Idaho ROE. In addition, the 2023 Settlement Stipulation included modifications to Idaho Power’s ADITC and revenue sharing mechanism beginning in 2024 to (1) include an additional amount of investment tax credits equal to the incremental investment tax credits generated from Idaho Power’s investment in 2023 battery storage projects; (2) remove the existing $25 million annual cap on the amount of accelerated amortization of ADITCs; and (3) implement all revenue sharing through the PCA rather than using a portion of revenue sharing to offset customer-funded pension obligations.

Based on its estimate of full-year 2024 Idaho ROE, in the first quarter of 2024, Idaho Power recorded $12.5 million in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, at March 31, 2024, $73.5 million of additional ADITC remained available for future use. Idaho Power recorded $3.75 million of additional ADITC amortization during the first quarter of 2023, based on its then-current estimate of full-year 2023 Idaho ROE.

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

In April 2024, Idaho Power and parties entered into a settlement stipulation for its annual power cost update (APCU) in Oregon. The APCU includes both an October update and a March forecast. Once approved by the OPUC, the results of the October update are reflected as an update to base rates and the results of the March forecast are reflected as an update to APCU rates. If approved, the proposed settlement will result in an overall rate decrease of $6.9 million effective June 1, 2024. As of the date of this report, the OPUC has not issued an order on the proposed settlement stipulation.

In April 2024, Idaho Power filed an application with the IPUC requesting a $35.7 million net decrease in PCA revenues, effective for the 2024-2025 PCA collection period from June 1, 2024, to May 31, 2025. The net decrease in PCA revenues reflects forecasted improved hydropower generation during the April 2024-March 2025 PCA deferral period. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate decrease.

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2024, Idaho Power filed its annual FCA update with the IPUC, requesting approval to recover its 2023 FCA balance of $36.8 million, an $11.7 million increase over the 2022 FCA balance of $25.1 million, over the period from June 1, 2024, to May 31, 2025. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate increase.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Revenue from contracts with customers	$417,897	$385,666
Alternative revenue programs and other revenues	30,402	43,672
Total electric utility operating revenues	$448,299	$429,338

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Retail revenues:
Residential (includes $(687) and $8,909, respectively, related to the FCA)(1)	$184,300	$188,536
Commercial (includes $(53) and $276, respectively, related to the FCA)(1)	94,697	87,830
Industrial	65,206	55,544
Irrigation	1,038	933
Deferred revenue related to HCC relicensing AFUDC(2)	(2,084)	(2,119)
Total retail revenues	343,157	330,724
Less: FCA mechanism revenues(1)	740	(9,185)
Wholesale energy sales	38,069	30,195
Transmission wheeling-related revenues	24,162	21,585
Energy efficiency program revenues	4,291	5,215
Other revenues from contracts with customers	7,478	7,132
Total revenues from contracts with customers	$417,897	$385,666
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

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, the FCA mechanism, which may increase or decrease tariff-based customer rates. The FCA mechanism is described in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when they meet the regulator-specified conditions for recognition. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that Idaho Power initially recorded in prior periods when revenues met regulator-specified conditions. When Idaho Power includes those amounts in the price of utility service and billed to customers, Idaho Power records such amounts as recovery of the associated regulatory asset or liability and not as revenues.

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. For each forward sale, Idaho Power simultaneously enters into a matching forward purchase of electricity for the same quantity at the same location, which are recorded in purchased power on the condensed consolidated statements of income. For more information on settled electricity swaps, see Note 11 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
FCA mechanism revenues	$(740)	9,185
Derivative revenues	31,142	34,487
Total alternative revenue programs and other revenues	$30,402	$43,672

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$4,869	$5,034
Additions to the allowance	267	577
Write-offs, net of recoveries	(508)	(549)
Balance at end of period	$4,628	$5,062
Allowance for uncollectible accounts as a percentage of customer receivables	3.8%	4.8%

5. LONG-TERM DEBT

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At March 31, 2024, $1.2 billion remains available for debt issuance under the regulatory orders.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2024, IDACORP issued an aggregate of 78,925 shares of common stock using original issuances of shares. IDACORP granted 103,771 restricted stock unit awards to employees and issued 60,856 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 10,571 shares of common stock issued to members of the board of directors. IDACORP issued 18,069 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

Effective January 1, 2024, IDACORP instructed the plan administrator of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan to use original issuance of common stock from IDACORP, as opposed to market purchases of IDACORP common stock, to acquire shares of IDACORP common stock for the plan. However, IDACORP may determine at any time to resume market purchases of common stock under the plan. As directed by IDACORP, the plan administrator of the Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plan.

Equity Forward Sale Agreements

On November 7, 2023, IDACORP announced a registered public offering of 2,801,724 shares of its common stock at a public offering price of $92.80 per share, for an aggregate amount of $260.0 million. In conjunction with this offering, IDACORP granted the underwriters an option to purchase up to 420,258 additional shares, which was subsequently exercised in full on November 8, 2023, for an additional aggregate amount of $39.0 million. The 3,221,982 shares were sold by IDACORP to the underwriters under FSAs which provide for settlement on a settlement date or dates to be specified at IDACORP’s discretion, but which is expected to occur on or prior to November 7, 2024.

The FSAs will be physically settled with common shares issued by IDACORP, unless IDACORP elects to settle the agreements in net cash or net shares, subject to certain conditions. On a settlement date or dates, if IDACORP elects to physically settle the FSAs, IDACORP will issue shares of common stock to the forward purchaser at the then-applicable forward sale price and receive issuance proceeds at that time. The forward sale price was initially $90.016 per share and is subject to certain adjustments in accordance with the terms of the FSAs through the date of settlement.

At March 31, 2024, IDACORP could have settled the FSAs with physical delivery of 3,221,982 shares of common stock to the counterparty in exchange for cash of $292.5 million. The FSAs could have also been settled at March 31, 2024, with delivery of approximately $1.9 million of cash or approximately 21,000 shares of common stock to the counterparty, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. As of March 31, 2024, approximately 28,000 incremental shares were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Code of Business Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2024, the leverage ratios for IDACORP and Idaho Power were 49 percent and 50 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.3 billion, respectively, at March 31, 2024. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2024, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2024, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except for per share amounts).

	Three months ended March 31,
	2024	2023
Numerator:
Net income attributable to IDACORP, Inc.	$48,173	$56,098
Denominator:
Weighted-average common shares outstanding - basic	50,764	50,688
Effect of dilutive securities(1)	28	35
Weighted-average common shares outstanding - diluted	50,792	50,723
Basic earnings per share	$0.95	$1.11
Diluted earnings per share	$0.95	$1.11

(1) The effect of dilutive securities amount includes approximately 28 thousand incremental shares related to FSAs as of March 31, 2024. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2024, Idaho Power entered into:

•two agreements in January and February 2024 to replace expiring PURPA-qualifying hydropower facility power purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $38.0 million over the 20-year term of the agreements; and
•an energy and capacity market purchase agreement with an energy marketer for the right to acquire 200 MW on a daily basis during summer months, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $84.3 million over the 5-year term of the contract commencing in June 2026.

Except as disclosed in this Note 8, during the three months ended March 31, 2024, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2023 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $47.6 million at March 31, 2024, representing IERCo's one-third share of BCC's total reclamation obligation of $142.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2024, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2024, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Idaho Power actively monitors any pending or potential environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of any such regulations and orders.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees, the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2024 and 2023 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$8,184	$8,078	$263	$153	$164	$178	$8,611	$8,409
Interest cost	12,793	12,654	1,333	1,331	691	773	14,817	14,758
Expected return on plan assets	(16,830)	(15,434)	—	—	(455)	(419)	(17,285)	(15,853)
Amortization of prior service cost	62	2	55	55	387	416	504	473
Amortization of net loss	—	—	328	142	(395)	(272)	(67)	(130)
Net periodic benefit cost	4,209	5,300	1,979	1,681	392	676	6,580	7,657
Regulatory deferral of net periodic benefit cost(1)	(4,026)	(5,060)	—	—	—	—	(4,026)	(5,060)
Previously deferred pension costs recognized(1)	8,796	4,288	—	—	—	—	8,796	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,979	$4,528	$1,979	$1,681	$392	$676	$11,350	$6,885
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $9.4 million and $5.3 million, respectively, were recognized in "Other operations and maintenance" and $2.0 million and $1.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2024 and 2023.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024, and during the three months ended March 31, 2024, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million to its defined benefit pension plan during 2024 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2024 and 2023 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2024	2023
Financial swaps	Operating revenues	$1,012	$(1,079)
Financial swaps	Purchased power	953	1,626
Financial swaps	Fuel expense	(24,058)	23,537
Forward contracts	Operating revenues	1,006	636
Forward contracts	Purchased power	(991)	(600)
Forward contracts	Fuel expense	(221)	(420)

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

Credit Risk

At March 31, 2024, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2024, was $26.4 million. As of March 31, 2024, Idaho Power posted $27.1 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2024, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $6.1 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2024, and December 31, 2023 (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2024
Current:
Financial swaps	Other current assets	$215	$(188)	$27	$188	$(188)		$—
Financial swaps	Other current liabilities	2,675	(2,675)	—	23,494	(20,859)	(1)	2,635
Forward contracts	Other current liabilities	—	—	—	1,886	—		1,886
Long-term:
Financial swaps	Other assets	91	(1)	90	1	(1)		—
Financial swaps	Other liabilities	612	(612)	—	727	(727)	(2)	—
Total		$3,593	$(3,476)	$117	$26,296	$(21,775)		$4,521

December 31, 2023
Current:
Financial swaps	Other current assets	$241	$(169)	$72	$169	$(169)		$—
Financial swaps	Other current liabilities	1,476	(1,476)	—	41,977	(38,045)	(3)	3,932
Forward contracts	Other current liabilities	—	—	—	2,000	—		2,000
Long-term:
Financial swaps	Other assets	106	(89)	17	89	(89)		—
Financial swaps	Other liabilities	376	(376)	—	2,123	(2,123)	(4)	—
Total		$2,199	$(2,110)	$89	$46,358	$(40,426)		$5,932

(1) Current liability derivative amounts offset include $18.2 million of collateral receivable at March 31, 2024.
(2) Long-term liability derivative amounts offset include $114 thousand of collateral receivable at March 31, 2024.
(3) Current liability derivative amounts offset include $36.6 million of collateral receivable at December 31, 2023.
(4) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at December 31, 2023.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2024 and 2023 (in thousands of units):

		March 31,
Commodity	Units	2024	2023
Electricity purchases	MWh	497	1,066
Electricity sales	MWh	206	40
Natural gas purchases	MMBtu	28,298	31,775
Natural gas sales	MMBtu	528	310

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2024.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023 (in thousands).

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$31,911	$—	$—	$31,911	$32,472	$—	$—	$32,472
Idaho Power	46,460	—	—	46,460	230,600	—	—	230,600
Derivatives	117	—	—	117	89	—	—	89
Equity securities	37,098	—	—	37,098	37,320	—	—	37,320
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	3,688	—	—	—	3,751
Liabilities:
Derivatives	2,635	1,886	—	4,521	3,932	2,000	—	5,932

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2024, and December 31, 2023, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,038	$3,038	$3,038	$3,038
Held-to-maturity securities(1)(2)	31,530	28,254	31,639	28,341
Liabilities:
Long-term debt (including current portion)(1)	2,825,759	2,600,456	2,825,590	2,684,278
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$31,530	$28,254	$31,639	$28,341
Liabilities:
Long-term debt (including current portion)(1)	2,825,759	2,600,456	2,825,590	2,684,278

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $3.3 million as of both March 31, 2024, and December 31, 2023. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of March 31, 2024, and December 31, 2023.

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

13. SEGMENT INFORMATION

IDACORP’s only reportable segment is utility operations. The utility operations segment’s primary source of revenue is the regulated operations of Idaho Power. Idaho Power’s regulated operations include the power supply, transmission, distribution, purchase, and sale of electricity. This segment also includes income from IERCo, a wholly-owned subsidiary of Idaho Power that is also subject to regulation and is a one-third owner of BCC, an unconsolidated investment.

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the "All Other" category in the table below. This category consists of IFS’s investments in affordable housing and other real estate tax credit projects, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2024:
Revenues	$448,299	$637	$—	$448,936
Net income attributable to IDACORP, Inc.	47,302	871	—	48,173
Total assets as of March 31, 2024	8,187,879	222,542	(63,010)	8,347,411
Three months ended March 31, 2023:
Revenues	$429,338	$321	$—	$429,659
Net income attributable to IDACORP, Inc.	55,710	388	—	56,098

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months ended March 31, 2024 and 2023 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2024	2023
Balance at beginning of period	$(17,184)	$(12,922)
Amounts reclassified out of AOCI	284	146
Balance at end of period	$(16,900)	$(12,776)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2024 and 2023 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2024	2023
Amortization of defined benefit pension items(1)
Prior service cost	$55	$55
Net loss	328	142
Total before tax	383	197
Tax benefit(2)	(99)	(51)
Total reclassification for the period, net of tax	$284	$146

(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$1,991,319	$1,836,547
Net income	47,302	55,710
Dividends to parent	(42,308)	(359)
Balance at end of period	$1,996,313	$1,891,898

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the board of directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power Company and its subsidiary are discussed. While reading this MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the 2023 Annual Report, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2023 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2024 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. On March 29, 2024, Idaho Power provided notice to the IPUC of its intent to file a limited issue rate case in Idaho on or after May 31, 2024.
•Idaho Power's customer count grew 2.5 percent during the twelve months ended March 31, 2024, and Idaho Power reached a new winter peak demand of 2,719 MW on January 16, 2024. The prior highest winter peak demand was 2,604 MW, reached in December 2022.
•To help meet peak capacity and energy needs in 2026 and beyond, in March 2024, Idaho Power entered into an energy and capacity market purchase agreement with an energy marketer for the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years, and requested approval of the agreement from the IPUC. Also, in April 2024, Idaho Power filed a request for a CPCN in its Idaho jurisdiction for the acquisition of 150 MW of new battery storage assets with an expected in-service date in 2026 and useful life of approximately 20 years. As of the date of this report, IPUC decisions regarding these requests are pending. To help address the additional capacity deficits projected for 2026 and 2027, Idaho Power continues to evaluate its RFP for additional resources.
•The company’s long-range planning process has identified a potential need in 2028 for a combination of energy and capacity resources that provide approximately 138 MW of peak capacity and up to 555 MW of energy resources. In February 2024, Idaho Power filed an application with the OPUC to approve an RFP to procure these resources and a request for the OPUC to partially waive certain competitive bidding rules.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2024 and 2023 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2024	2023
Idaho Power net income	$47,302	$55,710
Net income attributable to IDACORP, Inc.	$48,173	$56,098
Weighted average outstanding shares – diluted	50,792	50,723
IDACORP, Inc. earnings per diluted share	$0.95	$1.11

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2024, from the same period in 2023 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2023		$56.1
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	4.7
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(9.1)
Retail revenues per MWh, net of associated power supply costs, and power cost adjustment and FCA mechanisms	4.5
Transmission wheeling-related revenues, net of PCA impacts	(2.8)
Other O&M expenses	(13.8)
Depreciation expense	(8.6)
Other changes in operating revenues and expenses, net	5.9
Decrease in Idaho Power operating income	(19.2)
Non-operating expense, net	(1.8)
Additional ADITC amortization	8.8
Income tax expense, excluding additional ADITC amortization	3.8
Total decrease in Idaho Power net income		(8.4)
Other IDACORP changes (net of tax)		0.5
Net income attributable to IDACORP, Inc. - March 31, 2024		$48.2

IDACORP's net income decreased $7.9 million for the first quarter of 2024 compared with the first quarter of 2023 due primarily to lower net income at Idaho Power. At Idaho Power, customer growth increased operating income by $4.7 million in the first quarter of 2024 compared with the first quarter of 2023, as the number of Idaho Power customers grew by approximately 15,800, or 2.5 percent, during the twelve months ended March 31, 2024. The benefit from customer growth was more than offset by a decrease in usage per retail customer of $9.1 million in the first quarter of 2024 compared with the first quarter of 2023. While all retail customer classes saw a reduction in usage per customer, usage per residential customer decreased most significantly, as more moderate temperatures led residential customers to use less energy for heating purposes.

The net increase in retail revenues per MWh, net of associated power supply costs, and power cost adjustment and FCA mechanisms, increased operating income by $4.5 million in the first quarter of 2024 compared with the first quarter of 2023. This was due primarily to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation. For more information on the 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

Transmission wheeling-related revenues, net of PCA impacts, decreased $2.8 million during the first quarter of 2024 compared with the first quarter of 2023. Total revenues earned during the first quarter of 2024 increased 12 percent compared with the first quarter of 2023 due primarily to an increase in wheeling volumes; however, effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation, resulting in a smaller contribution to net income compared with the first quarter of 2023.

Total other O&M expenses increased $13.8 million in the first quarter of 2024 compared with the first quarter of 2023, primarily related to approximately $4 million of increased pension-related expenses and approximately $8 million of increase in wildfire mitigation program and related insurance expenses. Both of these increases in expenses are partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation; however, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses. On a full-year basis for 2024, Idaho Power expects other O&M expenses related to its employee pension plans and its wildfire mitigation program and related insurance to increase approximately $18 million and $30 million, respectively, compared with 2023, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation.

Depreciation expense increased $8.6 million during the first quarter of 2024 compared to the first quarter of 2023, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $5.9 million in the first quarter of 2024 compared with the first quarter of 2023 due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. More moderate wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in the first quarter of 2024 compared with the first quarter of 2023.

Non-operating expense, net, increased $1.8 million in the first quarter of 2024 compared with the first quarter of 2023. Interest expense on long-term debt was higher in the first quarter of 2024 compared with the first quarter of 2023, due primarily to an increase in long-term debt. This increase was partially offset by an increase in AFUDC, as the average construction work in progress balance was higher. Also, interest income increased due to higher interest rates and higher average cash and cash equivalent balances.

The decrease in income tax expense was principally the result of lower income before income taxes, as well as an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2024 results, Idaho Power recorded $12.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first quarter of 2024, but only recorded $3.75 million of additional ADITC amortization during the same period in 2023.

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

•Regulation of Rates and Cost Recovery; Rate Case Filings: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power is focused on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. The 2023 Settlement Stipulation provides for the accelerated amortization of ADITC to help achieve a minimum 9.12 percent Idaho ROE. The 2023 Settlement Stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of a 9.6 percent Idaho ROE. The specific terms of the 2023 Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power plans to file a limited issue rate case in Idaho on or after May 31, 2024. Idaho Power expects the processing of a limited issue rate case in Idaho would span at least seven months before new rates would be in effect. In December 2023, Idaho Power made a general rate case filing in Oregon, which is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. The outcome of the Oregon general rate case is pending. Idaho Power has reached a settlement in principle for the general rate case with the OPUC staff and other stakeholders. The settlement is not final and remains subject to completion of the related settlement stipulation, as well as approval by the OPUC.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H and GWW projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of completed capital projects into rate base as part of future general rate cases or other appropriate regulatory proceedings.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended March 31, 2024, Idaho Power's customer count grew by 2.5 percent. While recessionary or volatile economic conditions could slow the rate of customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power's 2023 IRP assumed a forecasted annual growth in retail MWh sales of 5.5 percent and a forecasted annual growth in peak-hour demand of 3.7 percent over the upcoming 5-year period. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 - "Business" of the 2023 Annual Report. Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H and GWW transmission projects, along with other capacity, energy, and transmission resource procurements, as described in the "Liquidity and Capital Resources" in this MD&A.

•Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low winter and high summer temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters of each year, irrigation customers use electricity to operate irrigation pumps, and weather conditions, such as a prolonged winter, can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2024, Idaho Power expects generation from its hydropower resources to be in the range of 6.5 million to 8.0 million MWh, compared with actual generation of 6.5 million MWh in 2023 and a 30-year average annual total of approximately 7.6 million MWh.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities, long-term power purchase agreements (including PURPA agreements), and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, generation resource maintenance outages, wholesale energy market prices, transmission availability, and the outcome of Idaho Power's hedging programs. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse earnings impacts to Idaho Power of fluctuations in power supply costs. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in North Valmy, Nevada (North Valmy plant), ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 – "Business" of the 2023 Annual Report.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. Idaho Power has a regulatory mechanism that allows the company to defer, for future amortization, the Idaho jurisdictional share of certain actual incremental O&M expenses necessary to implement the WMP. In January 2024, the OPUC authorized Idaho Power's request to defer the Oregon jurisdictional share of costs associated with the WMP for the 12-month period beginning December 29, 2022, and ending on December 28, 2023.

The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2024. In this analysis, the results for the three months ended March 31, 2024, are compared with the same period in 2023.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Retail energy sales	3,599	3,690
Wholesale energy sales	404	208
Energy sales bundled with renewable energy credits	687	353
Total energy sales	4,690	4,251
Hydropower generation	1,749	1,375
Coal generation	515	427
Natural gas and other generation	1,049	880
Total system generation	3,313	2,682
Purchased power	1,704	1,900
Line losses	(327)	(331)
Total energy supply	4,690	4,251

Weather-related information for Boise, Idaho, for the three months ended March 31, 2024 and 2023, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2024	2023	Normal (2)
Heating degree-days(1)	2,264	2,592	2,402
Cooling degree-days(1)	—	—	—
Precipitation (inches)	6.5	3.7	3.7
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

Sales Volume and Generation: Retail sales volumes decreased 2 percent in the first quarter of 2024 compared with the same period in 2023, primarily due to more moderate temperatures, which reduced the amount of energy per customer used for heating. The decrease in usage per customer was partially offset by customer growth, as the number of Idaho Power's customers grew by 2.5 percent over the prior twelve months.

Total system generation increased 24 percent for the first quarter of 2024 compared with the same period in 2023, primarily related to an increase in hydropower generation, coal generation, and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A. The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho

Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2024 and 2023, and the number of customers as of March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Retail revenues:
Residential (includes ($687) and $8,909, respectively, related to the FCA)(1)	$184,300	$188,536
Commercial (includes ($53) and $276, respectively, related to the FCA)(1)	94,697	87,830
Industrial	65,206	55,544
Irrigation	1,038	933
Deferred revenue related to HCC relicensing AFUDC(2)	(2,084)	(2,119)
Total retail revenues	$343,157	$330,724
Volume of retail sales (MWh):
Residential	1,624	1,732
Commercial	1,064	1,072
Industrial	901	876
Irrigation	10	10
Total retail sales (MWh)	3,599	3,690
Number of retail customers at period end:
Residential	534,858	520,509
Commercial	78,781	77,602
Industrial	135	130
Irrigation	22,342	22,091
Total customers	636,116	620,332
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

Changes in rates, changes in customer demand, customer growth, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. The primary influences on customer demand of electricity are weather, economic conditions, and energy efficiency. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

Retail revenues increased $12.4 million during the first quarter of 2024 compared with the same period in 2023. The factors affecting retail revenues during the period are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment and FCA mechanisms, increased retail revenues by $14.4 million for the first quarter of 2024 compared with the same period in 2023, due primarily to the January 1, 2024, rate increase for Idaho Power's retail customers related to the 2023 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $15.6 million in the first quarter of 2024 compared with the same period of 2023. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates. FCA revenue accrued in the first quarter of 2024 decreased by $9.9 million compared with the same period in 2023, as the 2023 Settlement Stipulation moved a greater portion of recovery of fixed costs into customer base rates.

•Customers: Customer growth of 2.5 percent during the twelve months ended March 31, 2024, increased retail revenues by $8.8 million in the first quarter of 2024 compared with the same period of 2023.
•Usage: Lower usage (on a per customer basis), in all customer classes, decreased retail revenues by $16.5 million in the first quarter of 2024 compared with the same period of 2023. Milder temperatures during the first quarter of 2024 led residential customers to use less energy per customer for heating.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunistic sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2024 and 2023 (in thousands, except for revenue per MWh amounts).

	Three months ended March 31,
	2024	2023
Wholesale energy revenues	$38,069	$30,195
Wholesale MWh sold	404	208
Wholesale energy revenues per MWh	$94.23	$145.17

In the first quarter of 2024, wholesale energy revenues increased $7.9 million compared with the same period of 2023, as higher wholesale energy sales volumes were partially offset by lower wholesale market prices. Wholesale energy prices were lower during the first quarter of 2024 compared with 2023 as more moderate winter weather resulted in lower demand and lower natural gas fuel costs in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $2.6 million, or 12 percent, during the first quarter of 2024 compared with the first quarter of 2023, primarily due to increased wheeling volumes. Effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2024	2023
Purchased power expense	$111,899	$171,093
MWh purchased	1,704	1,900
Average cost per MWh	$65.67	$90.05

Purchased power expense decreased $59.2 million during the first quarter of 2024 compared with the same period of 2023, primarily due to a 27 percent decrease in average cost per MWh driven by lower wholesale energy prices in the western United States. An increase in hydropower generation, natural gas generation, and coal generation during the first quarter of 2024 led to a 10 percent decrease in energy purchased from wholesale markets to help meet customer demand.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2024	2023
Expense:
Coal	$27,966	$17,063
Natural gas	64,275	72,017
Total fuel expense	$92,241	$89,080
MWh generated:
Coal	515	427
Natural gas	1,049	880
Total MWh generated	1,564	1,307
Average cost per MWh - Coal	$54.30	$39.96
Average cost per MWh - Natural gas	$61.27	$81.84
Weighted average, all sources	$58.98	$68.16

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

Fuel expense increased $3.2 million, or 4 percent, in the first quarter of 2024 compared with the first quarter of 2023, primarily due to increases of 21 percent and 19 percent in coal and natural gas generation, respectively, and an increase in the average cost per MWh of coal generation. These increases were partially offset by a 25 percent decrease in the average costs per MWh of natural gas generation.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the first quarter of 2024, losses on financial gas hedges of $24.1 million increased natural gas fuel expense, while in the first quarter of 2023, gains on financial gas hedges of $23.5 million reduced natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023, PCA deferral balance over a two-year period from June 1, 2023, to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31,
	2024	2023
Idaho power supply cost accrual (deferral)	$922	$(60,267)
Oregon power supply cost (deferral) accrual	(528)	23
Amortization of prior year authorized balances	21,969	8,907
Total power cost adjustment (income statement)	$22,363	$(51,337)

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the first quarter of 2024, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Total other O&M expenses increased $13.8 million in the first quarter of 2024 compared with the first quarter of 2023, primarily related to approximately $4 million of increased pension-related expenses and approximately $8 million of increased wildfire mitigation program and related insurance expenses. Both of these increases in expenses are partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation; however, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $12.6 million for the three months ended March 31, 2024, when compared with the same period in 2023, primarily due to lower pre-tax income and increased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of April 26, 2024, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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
•IDACORP's and Idaho Power's issuance of commercial paper, with program sizes of $100 million and $300 million, respectively. Idaho Power's commercial paper program may be increased up to the $400 million capacity of its credit facility; and

•IDACORP's FSAs, which may be physically settled with common stock in exchange for net proceeds, which as of April 26, 2024, would have been approximately $293 million.

IDACORP and Idaho Power monitor capital markets with a view toward favorable debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue first mortgage bonds or other debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness. In January 2024, IDACORP began using original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the second half of 2024. IDACORP may discontinue using original issuances of shares for these plans at any time.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2024, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	49%	50%
Equity	51%	50%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At March 31, 2024, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2024.

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

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2024, were $110 million and $107 million, respectively, an increase in cash flows from operations of $200 million for IDACORP and Idaho Power, when compared with the same period in 2023. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first three months of 2024 when compared with the same period in 2023 were as follows:

•an $8 million decrease in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA, FCA, and energy efficiency program cost mechanisms, increased operating cash flows by $89 million; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled revenues increased operating cash flows by $44 million and $45 million for IDACORP and Idaho Power, respectively;

◦the changes in accounts and wages payable increased operating cash flows by $50 million for IDACORP and Idaho Power, which was primarily due to a decrease in power supply costs and associated timing of payments; and
◦the changes in other assets and liabilities increased operating cash flows by $27 million for IDACORP and Idaho Power, which was primarily related to performance assurance collateral activity for margin agreements relating to wholesale commodity contracts.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2024, increased to $235 million and $234 million, respectively, decreasing cash $126 million for IDACORP and $125 million for Idaho Power, when compared with the same period in 2023. Investing cash outflows for 2024 and 2023 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. This was partially offset in 2024 and 2023 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash outflows for the three months ended March 31, 2024, were $45 million and $43 million, respectively, a decrease of $425 million for IDACORP and $466 million for Idaho Power, when compared with the same period in 2023. IDACORP and Idaho Power financing cash outflows for 2024 and 2023 were primarily related to dividend payments. This was offset in 2023 by Idaho Power's net proceeds from issuances and repayment of long-term debt. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, credit facilities, and sales of common stock.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2024		December 31, 2023
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$380,115	$100,000	$380,115

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

On April 26, 2024, IDACORP had no loans outstanding under its revolving credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its revolving credit facilities and $10 million of commercial paper outstanding.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services or Moody’s from those included in the 2023 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In April 2024, Moody's rating outlook for IDACORP and Idaho Power was modified to negative, from stable. As of the date of this report, Idaho Power's and IDACORP's issuer credit ratings at Moody's were Baa1 and Baa2, respectively. Moody's credit ratings of Baa3 and above are widely considered to be investment grade, or prime, ratings. These security ratings reflect the views of Moody's. An explanation of the significance of these ratings may be obtained from Moody's. Such ratings are not a recommendation to buy, sell, or hold securities.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties, which are discussed further in Part I - Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this report.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $254 million during the three months ended March 31, 2024. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2024 (including amounts incurred to-date) through 2028 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, project timing, permitting, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2024	2025	2026-2028
Expected capital expenditures (excluding AFUDC)	$925-$975	$850-$950	$2,000-$2,500

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - MD&A - "Capital Requirements" in the 2023 Annual Report. The discussion below should be read in conjunction with that report.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years.

To help meet peak needs in 2024 through 2027, Idaho Power entered into:
•contracts or plans to purchase, own, and operate 323 MW of battery storage assets with expected useful lives of approximately 20 years;
•a 20-year agreement to purchase the storage capacity from a 150 MW battery storage facility;
•an energy and capacity market purchase agreement with an energy marketer for the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years; and
•three power purchase agreements for the combined 425 MW output of planned third-party solar facilities with 20- to 25-year terms. Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 325 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program.

The capital requirements table above includes capital expenditures of more than $380 million from 2024 through 2026 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2026 and 2027, Idaho Power continues to evaluate its RFP for additional resources. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress. As a result of delays in issuing notices to proceed from state and federal agencies and obtaining right-of-way easements, Idaho Power expects construction will begin no sooner than late 2024. Given those delays and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2027.

As more fully described in the 2023 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $268 million, including Idaho Power's AFUDC, on the B2H project through March 31, 2024. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $145 million in reimbursement as of March 31, 2024, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. However, Idaho Power has not yet received the required notices to proceed from the applicable federal agencies.

In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power is pursuing two amendments to the site certificate to accommodate route changes and enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. One party in Union County Circuit Court contested the EFSC's approval of the first amendment, which Idaho Power is seeking to dismiss. The Oregon Department of Energy issued its Draft Proposed Order in April 2024 recommending approval of the second amendment. Finally, during the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $550 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power's or its contractors' ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered into a joint funding agreement for permitting of the project. Idaho Power has expended approximately $61 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2024. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $300 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

The permitting phase of the GWW project was subject to review and approval of the Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In late 2020, PacifiCorp completed construction and commissioned a 140-mile segment of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs including potentially modifying the ownership structure of a few segments of the project.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024 and during the three months ended March 31, 2024, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million to its pension plan during 2024 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the three months ended March 31, 2024, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in the MD&A in the 2023 Annual Report.

REGULATORY MATTERS

Introduction

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, the OPUC, and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the WPSC as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its Open Access Transmission Tariff. Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability, among other items.

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors.

Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2023. The IPUC approved a settlement stipulation (2023 Settlement Stipulation) in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. In March 2024, Idaho Power provided notice to the IPUC of its intent to file a limited issue rate case in Idaho on or after May 31, 2024.

The general rate case in Oregon is ongoing. As of the date of this report, Idaho Power is unable to predict the outcome of the general rate case. While Idaho Power has reached a settlement in principle for the general rate case with the OPUC staff and other stakeholders, the settlement is not final and remains subject to completion of the related settlement stipulation, as well as approval by the OPUC. If approved by the OPUC, new rates for Oregon-jurisdiction customers would become effective in October 2024 or later. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to the Oregon general rate case.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism, power cost adjustment mechanisms, tariff riders, limited issue rate proceedings, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

The outcomes of significant proceedings are described in part in this report and further in the 2023 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2023 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate or Revenue Changes

During 2024, Idaho Power filed applications requesting orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	Filed April 15, 2024; Pending	$35.7 million PCA decrease for the period from June 1, 2024, to May 31, 2025	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects forecasted improved hydropower generation.
FCA - Idaho	Filed March 15, 2024; Pending	$11.7 million FCA increase for the period from June 1, 2024, to May 31, 2025	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
Annual Power Cost Update - Oregon	Filed March 25, 2024; Pending	$6.9 million APCU decrease for the period from June 1, 2024, to May 31, 2025	The rate decrease reflects increased hydropower generation and decreased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (2018 Settlement Stipulation) and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2024 Idaho ROE, in the first quarter of 2024, Idaho Power recorded $12.5 million in additional ADITC amortization under the settlement stipulations. Accordingly, at March 31, 2024, $73.5 million of additional ADITC remains available for future use.

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

Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

As noted in the table above, in April 2024, Idaho Power filed an application with the IPUC requesting a $35.7 million net decrease in PCA revenues, effective for the 2024-2025 PCA collection period from June 1, 2024, to May 31, 2025. The net decrease in PCA revenues reflects improved hydropower generation. As of the date of this report, the IPUC has not yet issued an order on the application.

The following table summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2024 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2023	$115.6	$(1.3)	$114.3
Current period net power supply costs (accrued) deferred	(0.9)	0.5	(0.4)
Prior amounts (collected) refunded through rates	(21.9)	(0.1)	(22.0)
Renewable energy certificate sales	(10.4)	(0.4)	(10.8)
Interest and other	1.6	—	1.6
Balance at March 31, 2024	$84.0	$(1.3)	$82.7

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023, as described in the 2023 Annual Report.

The State of Oregon has competitive bidding rules regarding a public utility's procurement of resources. However, as allowed by the rules in certain cases, Idaho Power is pursuing exceptions for its identified 2024 and 2025 resource needs. In July 2023, the OPUC issued an order approving issuance of Idaho Power's RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027. Following issuance of the RFP and evaluation of bids received, in February 2024, the OPUC issued an order acknowledging Idaho Power's shortlist of bids for the RFP.

In March and April 2024, Idaho Power filed applications with the IPUC for two of the bids from the RFP. In the March 2024 application, Idaho Power requested that the IPUC approve a market purchase agreement with an energy marketer. to purchase 200 MW of firm capacity for specified periods of time. In the April 2024 application, Idaho Power applied for a CPCN to acquire and own 150 MW of battery storage with an expected useful life of 20 years. As of the date of this report, the IPUC's decisions in these matters are pending.

In addition, in February 2024, Idaho Power filed an application with the OPUC to approve an RFP to procure resources for Idaho Power's anticipated energy and capacity needs in 2028 and a request for the OPUC to partially waive certain competitive bidding rules. As of the date of this report, the OPUC's decision is pending.

Large Customer Rate Proceedings

Brisbie, LLC (Brisbie) Data Center: In April 2023, the IPUC approved an arrangement under the Clean Energy Your Way program through which a new large load customer, Brisbie, a wholly-owned subsidiary of Meta Platforms, Inc., would purchase from Idaho Power energy for a new 960,000 square-foot enterprise data center. The energy to be purchased by Brisbie is anticipated to be generated by a to-be-constructed 200 MW solar facility pursuant to a long-term power purchase agreement between Idaho Power and a third party, as well as additional renewable resource projects to be developed. The 200 MW solar facility is scheduled to begin operating as early as March 2025. In January 2024, Idaho Power filed for IPUC approval of an additional contract with a 125 MW solar project to be online in December 2026. As of the date of this report, the IPUC's decision in this matter is pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2023 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the National Marine Fisheries Service under section 7 of the ESA. In October 2023, the FERC issued a notice revising the schedule for completing the supplemental EIS. Under the revised schedule, the draft supplemental EIS was targeted to be published in February 2024 and the final supplemental EIS in November 2024. On April 29, 2024, the FERC notified Idaho Power that it is the FERC's intention to revise the schedule such that the draft and final supplemental EIS would be issued no later than July 2024 and February 2025, respectively.

Relicensing costs of $469 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2024. As of the date of this report, the IPUC has authorized Idaho Power to include in its Idaho-jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of March 31, 2024, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $234 million.

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

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which is owned by the U.S. Bureau of Reclamation. In February 2023, following the filing of a draft license application and public comment period, Idaho Power filed a final license application with the FERC. In July 2023, the FERC accepted Idaho Power’s final license application for filing. In September 2023, the FERC issued a request for comments to determine the resource issues that should be addressed in the environmental analysis and identify reasonable alternatives to the proposed action that the FERC should evaluate under the NEPA framework. In February 2024, the FERC issued a Notice of Ready for Environmental Analysis. Idaho Power's reply comments are due in May 2024. In April 2024, the FERC also issued a Notice of Intent to prepare an Environmental Assessment, signaling that the FERC staff does not anticipate that licensing the project will constitute a major federal action that would significantly affect the quality of the human environment. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. The next major milestone in relicensing is the FERC's issuance of the Environmental Assessment, for which the expected date of issuance is unknown as of the date of this report.

In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. In March 2024, the IDEQ denied Idaho Power's certification request, citing a need for the FERC to issue its NEPA documents (the Environmental Assessment) in order to process Idaho Power's CWA 401 application. In April 2024, Idaho Power filed a petition to initiate a contested case with the Idaho Board of Environmental Quality to challenge IDEQ’s denial of Idaho Power’s application for certification. A delay in issuance of the CWA 401 certification is not anticipated to cause operational problems. Idaho Power's current license at American Falls expires in February 2025. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2025. If the license expires before the new license is ordered, Idaho Power expects to continue to operate its American Falls facility on an annual license issued by the FERC with the same conditions as the current license.

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

Part I - "Business - Utility Operations - Environmental Regulation and Costs" in the 2023 Annual Report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2024 to 2026. Given the uncertainty of future environmental regulations and technological advances, Idaho Power cannot make near-term estimates with certainty and is also unable to predict its environmental-related expenditures beyond 2026, though they could be substantial.

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - MD&A - "Environmental Matters" and MD&A - "Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2023 Annual Report. Recent developments in certain environmental matters relevant to Idaho Power are described below.

April 2024 Fossil Fuel-Fired Power Plant Rules

In April 2024, the EPA released a suite of final rules that could potentially impact generation at Idaho Power’s fossil fuel-fired power plants, including a requirement for carbon capture and storage with 90 percent capture as the best system of emission reduction for existing coal-fired plants without a planned retirement and new natural gas-fired plants, updated water treatment standards for effluent discharge at coal-fired plants, updated mercury and air toxic standards for coal-fired plants, and changes to coal combustion residual regulations, among other things.

Each of these rules becomes effective 60 days after publication in the Federal Register. However, Idaho Power expects some or all of these rules to be subject to legal challenges, which could have an impact on when and whether they become or remain effective. As of the date of this report, Idaho Power is evaluating the rules and anticipates that they could have an adverse impact on the operation and costs of operation of its fossil fuel-fired power plants, and on the cost, timing, and viability of the construction of new gas-fired power plants.

Endangered Species Act Matters

Reinstatement of "Blanket Rule" for Threatened Species: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA and the associated mitigation policies may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In March 2024, the USFWS published a final rule, which among other items, reinstated the “blanket rule” that allows the USFWS to treat threatened species the same (or similar) as endangered species under Section 4(d) of the ESA. Idaho Power is evaluating the rule, which could have an impact on several of its projects. As of the date of this report, Idaho Power is uncertain whether any such impacts will be significant.

Clean Air Act Matters

Regional Haze: In April 2024, EPA proposed to approve revisions to the Wyoming Regional Haze SIP. The proposed SIP replaces Wyoming’s previously approved source-specific nitrogen oxide (NOx) determination for Idaho Power’s jointly owned Jim Bridger facility. Specifically, the SIP finds that conversion of Units 1 and 2 from coal-firing to natural gas-firing, together with NOx emission and heat input limits of 0.12 lb/MMBtu (30-day rolling average), 1,314 tons/year, and 21,900,000 MMBtu/year, respectively, allows for identical reasonable progress during the first planning period as would the installation of selective catalytic reduction controls (as required by the 2014 Wyoming SIP). The EPA comment period ends in May 2024, and Idaho Power plans to submit comments in support of the proposed SIP. Idaho Power does not expect the proposed SIP, if approved, to require any changes to current operations at the Jim Bridger facility.

Clean Water Act Matters

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

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the Idaho state district courts to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, which Idaho Power subsequently determined were applicable for operation of the dams. Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place. As of the date of this report, Idaho Power has submitted new permit applications for 14 of the dams and anticipates completing all submissions by June 2024.

Climate-Related Disclosures

In March 2024, the SEC issued a final rule on the enhancement and standardization of climate-related disclosures for investors. In April 2024, the SEC voluntarily stayed the effectiveness of the rule, pending the resolution of litigation challenging the rule in the U.S. Court of Appeals for the Eighth Circuit. If the rule becomes effective, it could require IDACORP and Idaho Power to make various additional climate-related disclosures, including regarding its Scope 1 and Scope 2 greenhouse gas emissions, if material. As of the date of this report, IDACORP and Idaho Power are evaluating the potential impacts of the final rule.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2023 Annual Report.

Recently Issued Accounting Pronouncements

For discussion of new and recently adopted accounting pronouncements, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2023, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2024. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2024, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of March 31, 2024, IDACORP had $2.8 billion in fixed rate debt, with a fair value of approximately $2.6 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $322 million if market interest rates were to decline by one percentage point from their March 31, 2024, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2024, Idaho Power posted $27 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of March 31, 2024, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $12 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in the 2023 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2024, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2024, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in the 2023 Annual Report, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024:

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

IDACORP, INC.
(Registrant)

Date:	May 2, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 2, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer