Form 10-Q
period 2024-06-30
IDACORP INC; IDAHO POWER CO
filed 2024-08-01
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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
Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of July 26, 2024:

IDACORP, Inc.:	53,253,924	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2023	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IDEQ	-	Idaho Department of Environmental Quality
ADITC	-	Accumulated Deferred Investment Tax Credits	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
AFUDC	-	Allowance for Funds Used During Construction	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
AOCI	-	Accumulated Other Comprehensive Income	IPUC	-	Idaho Public Utilities Commission
APCU	-	Annual power cost update	IRP	-	Integrated Resource Plan
ASU	-	Accounting Standards Update	Jim Bridger plant	-	Jim Bridger power plant
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission line project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	MMBtu	-	Million British Thermal Units
CAA	-	Clean Air Act	Moody's	-	Moody's Investors Service
CPCN	-	Certificate of Public Convenience and Necessity	MW	-	Megawatt
CWA	-	Clean Water Act	MWh	-	Megawatt-hour
EIS	-	Environmental Impact Statement	NAV	-	Net asset value
EPA	-	U.S. Environmental Protection Agency	NEPA	-	National Environmental Policy Act
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	OPUC	-	Public Utility Commission of Oregon
FCA	-	Idaho Fixed Cost Adjustment	PCA	-	Idaho-Jurisdiction Power Cost Adjustment
FERC	-	Federal Energy Regulatory Commission	PURPA	-	Public Utility Regulatory Policies Act of 1978
FSAs	-	Forward sale agreements	RFP	-	Request for proposals
GAAP	-	Accounting principles generally accepted in the United States of America	SEC	-	U.S. Securities and Exchange Commission
GWW	-	Gateway West, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SIP	-	State Implementation Plan
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SMSP	-	Security Plans for Senior Management Employees I and II
IDACORP	-	IDACORP, Inc., an Idaho corporation	USFWS	-	U.S. Fish and Wildlife Service
Idaho Power	-	Idaho Power Company, an Idaho corporation	WMP	-	Wildfire Mitigation Plan
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, power generation, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2023 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - MD&A of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

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
•power demand exceeding supply, and the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased risks and costs for purchasing energy and capacity in the market or acquiring or constructing additional capacity and energy resources;
•impacts of economic conditions, including an inflationary or recessionary environment and increased interest rates, on items such as operations and capital investments, supply costs and delivery delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments, and collection of receivables;
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
•advancement and adoption of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or introduce operational vulnerabilities to the power grid;
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
•changes in actuarial assumptions, changes in interest rates, increasing health care costs, and the actual and projected return on plan assets for pension and other postretirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies' cash flows;
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
Investors, the media, and others interested in IDACORP and Idaho Power may also wish to refer to the websites of the IPUC and OPUC at puc.idaho.gov and oregon.gov/puc, respectively, to review documents filed by IDACORP, Idaho Power, and third parties with, and issued by, the respective commissions. No information on the IPUC and OPUC websites is incorporated by reference into this report or into IDACORP's or Idaho Power's other SEC filings.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$449,819	$412,727	$898,118	$842,065
Other	1,220	1,111	1,857	1,432
Total operating revenues	451,039	413,838	899,975	843,497

Operating Expenses:
Electric utility:
Purchased power	95,383	91,460	207,282	262,554
Fuel expense	22,699	31,113	114,940	120,194
Power cost adjustment	59,156	49,629	81,519	(1,708)
Other operations and maintenance	110,903	97,123	216,733	189,164
Energy efficiency programs	7,126	6,552	11,416	11,767
Depreciation	54,732	47,108	108,745	92,499
Other electric utility operating expenses, net	(2,981)	7,846	5,027	16,871
Total electric utility operating expenses	347,018	330,831	745,662	691,341
Other	752	713	1,448	1,758
Total operating expenses	347,770	331,544	747,110	693,099

Operating Income	103,269	82,294	152,865	150,398

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(13,279)	(11,173)	(24,431)	(21,081)
Earnings of unconsolidated equity-method investments	(1,277)	(2,739)	(1,902)	(5,192)
Interest on long-term debt	33,308	28,579	66,616	53,547
Other interest	6,075	4,609	11,542	9,363
Allowance for borrowed funds used during construction	(6,920)	(5,161)	(12,879)	(9,389)
Other income, net	(12,545)	(8,816)	(26,710)	(16,964)
Total nonoperating expense, net	5,362	5,299	12,236	10,284

Income Before Income Taxes	97,907	76,995	140,629	140,114

Income Tax Expense	8,063	8,131	2,517	15,226

Net Income	89,844	68,864	138,112	124,888
Income attributable to noncontrolling interests	(324)	(290)	(419)	(216)
Net Income Attributable to IDACORP, Inc.	$89,520	$68,574	$137,693	$124,672

Weighted Average Common Shares Outstanding - Basic	52,170	50,725	51,467	50,707
Weighted Average Common Shares Outstanding - Diluted	52,236	50,758	51,519	50,741
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.72	$1.35	$2.68	$2.46
Earnings Attributable to IDACORP, Inc. - Diluted	$1.71	$1.35	$2.67	$2.46

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Net Income	$89,844	$68,864	$138,112	$124,888
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $98, $51, $197, and $102, respectively	284	147	568	293
Total Comprehensive Income	90,128	69,011	138,680	125,181
Income attributable to noncontrolling interests	(324)	(290)	(419)	(216)
Comprehensive Income Attributable to IDACORP, Inc.	$89,804	$68,721	$138,261	$124,965

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$169,559	$327,429
Receivables:
Customer (net of allowance of $3,644 and $4,869, respectively)	132,426	107,256
Other (net of allowance of $682 and $716, respectively)	32,063	44,661
Income taxes receivable	—	24,574
Accrued unbilled revenues	120,783	90,521
Materials and supplies (at average cost)	165,180	140,515
Fuel stock (at average cost)	34,842	19,952
Prepayments	24,397	22,840
Current regulatory assets	135,058	226,235
Other	131	71
Total current assets	814,439	1,004,054
Investments	165,946	163,971
Property, Plant and Equipment:
Utility plant in service	7,476,066	7,291,532
Accumulated provision for depreciation	(2,644,334)	(2,557,744)
Utility plant in service - net	4,831,732	4,733,788
Construction work in progress	1,261,405	985,502
Utility plant held for future use	9,883	9,511
Other property, net of accumulated depreciation	13,599	16,429
Property, plant and equipment - net	6,116,619	5,745,230
Other Assets:
Company-owned life insurance	86,518	82,038
Regulatory assets	1,429,624	1,426,815
Other	63,987	53,810
Total other assets	1,580,129	1,562,663
Total	$8,677,133	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2024	December 31, 2023
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$49,800
Accounts payable	205,587	308,504
Taxes accrued	19,319	6,854
Interest accrued	37,056	38,292
Accrued compensation	49,775	64,645
Current regulatory liabilities	8,293	7,952
Advances from customers	100,907	104,297
Other	54,895	53,732
Total current liabilities	525,632	634,076
Other Liabilities:
Deferred income taxes	866,822	882,724
Regulatory liabilities	882,318	874,601
Pension and other postretirement benefits	243,430	233,965
Other	178,895	160,019
Total other liabilities	2,171,465	2,151,309
Long-Term Debt	2,776,129	2,775,790
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 53,253 and 50,615 shares issued and outstanding, respectively)	1,123,745	888,615
Retained earnings	2,089,185	2,036,138
Accumulated other comprehensive loss	(16,616)	(17,184)
Total IDACORP, Inc. shareholders’ equity	3,196,314	2,907,569
Noncontrolling interests	7,593	7,174
Total equity	3,203,907	2,914,743
Total	$8,677,133	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$138,112	$124,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,037	94,677
Deferred income taxes and investment tax credits	(32,353)	(15,209)
Changes in regulatory assets and liabilities	84,333	(8,255)
Pension and postretirement benefit plan expense	22,787	13,626
Contributions to pension and postretirement benefit plans	(2,616)	(13,818)
Earnings of equity-method investments	(1,902)	(5,192)
Allowance for equity funds used during construction	(24,431)	(21,081)
Other non-cash adjustments to net income, net	2,896	3,550
Change in:
Accounts receivable and unbilled revenues	(24,211)	(28,539)
Prepayments	(2,624)	(2,762)
Materials, supplies, and fuel stock	(39,562)	(30,490)
Accounts and wages payable	(43,666)	(138,469)
Taxes accrued/receivable	37,039	35,809
Other assets and liabilities	31,208	(1,956)
Net cash provided by operating activities	256,047	6,779
Investing Activities:
Additions to property, plant and equipment, net	(605,902)	(274,167)
Payments received from transmission project joint funding partners	39,912	8,953
Other	7,573	1,415
Net cash used in investing activities	(558,417)	(263,799)
Financing Activities:
Issuance of long-term debt	—	522,000
Discount on issuance of long-term debt	—	(3,772)
Retirement of long-term debt	—	(225,000)
Dividends on common stock	(84,886)	(80,538)
Issuance of common stock	233,178	—
Tax withholdings on net settlements of share-based awards	(3,694)	(3,255)
Other	(98)	4,787
Net cash provided by financing activities	144,500	214,222
Net decrease in cash and cash equivalents	(157,870)	(42,798)
Cash and cash equivalents at beginning of the period	327,429	177,577
Cash and cash equivalents at end of the period	$169,559	$134,779
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,510	$—
Interest (net of amount capitalized)	$55,910	$43,927
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$101,178	$137,717

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$890,042	$882,104	$888,615	$882,189
Issuance	231,566	—	233,178	—
Share-based compensation expense	2,097	2,167	5,571	5,304
Tax withholdings on net settlements of share-based awards	—	—	(3,694)	(3,255)
Other	40	38	75	71
Balance at end of period	1,123,745	884,309	1,123,745	884,309
Retained Earnings
Balance at beginning of period	2,042,003	1,953,727	2,036,138	1,937,972
Net income attributable to IDACORP, Inc.	89,520	68,574	137,693	124,672
Common stock dividends ($0.83, $0.79, $1.66, and $1.58 per share, respectively)	(42,338)	(40,218)	(84,646)	(80,561)
Balance at end of period	2,089,185	1,982,083	2,089,185	1,982,083
Accumulated Other Comprehensive Loss
Balance at beginning of period	(16,900)	(12,776)	(17,184)	(12,922)
Unfunded pension liability adjustment (net of tax)	284	147	568	293
Balance at end of period	(16,616)	(12,629)	(16,616)	(12,629)
Total IDACORP, Inc. shareholders’ equity at end of period	3,196,314	2,853,763	3,196,314	2,853,763
Noncontrolling Interests
Balance at beginning of period	7,269	7,302	7,174	7,376
Net income attributable to noncontrolling interests	324	290	419	216
Balance at end of period	7,593	7,592	7,593	7,592
Total equity at end of period	$3,203,907	$2,861,355	$3,203,907	$2,861,355

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating Revenues	$449,819	$412,727	$898,118	$842,065

Operating Expenses:
Operation:
Purchased power	95,383	91,460	207,282	262,554
Fuel expense	22,699	31,113	114,940	120,194
Power cost adjustment	59,156	49,629	81,519	(1,708)
Other operations and maintenance	110,903	97,123	216,733	189,164
Energy efficiency programs	7,126	6,552	11,416	11,767
Depreciation	54,732	47,108	108,745	92,499
Other operating expenses, net	(2,981)	7,846	5,027	16,871
Total operating expenses	347,018	330,831	745,662	691,341

Operating Income	102,801	81,896	152,456	150,724

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(13,279)	(11,173)	(24,431)	(21,081)
Earnings of unconsolidated equity-method investments	(478)	(1,923)	(1,095)	(4,395)
Interest on long-term debt	33,308	28,579	66,616	53,547
Other interest	5,993	4,529	11,377	9,203
Allowance for borrowed funds used during construction	(6,920)	(5,161)	(12,879)	(9,389)
Other income, net	(11,683)	(8,319)	(25,263)	(15,845)
Total nonoperating expense, net	6,941	6,532	14,325	12,040

Income Before Income Taxes	95,860	75,364	138,131	138,684

Income Tax Expense	8,472	8,284	3,441	15,894

Net Income	$87,388	$67,080	$134,690	$122,790

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Net Income	$87,388	$67,080	$134,690	$122,790
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $98, $51, $197, and $102, respectively	284	147	568	293
Total Comprehensive Income	$87,672	$67,227	$135,258	$123,083

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$88,111	$271,791
Receivables:
Customer (net of allowance of $3,644 and $4,869, respectively)	132,426	107,256
Other (net of allowance of $682 and $716, respectively)	31,366	44,335
Income taxes receivable	—	22,926
Accrued unbilled revenues	120,783	90,521
Materials and supplies (at average cost)	165,180	140,515
Fuel stock (at average cost)	34,842	19,952
Prepayments	24,260	22,710
Current regulatory assets	135,058	226,235
Other	131	71
Total current assets	732,157	946,312
Investments	93,307	93,037
Property, Plant and Equipment:
Utility plant in service	7,476,066	7,291,532
Accumulated provision for depreciation	(2,644,334)	(2,557,744)
Utility plant in service - net	4,831,732	4,733,788
Construction work in progress	1,261,405	985,502
Plant held for future use	9,883	9,511
Other property	1,721	4,310
Property, plant and equipment, net	6,104,741	5,733,111
Other Assets:
Company-owned life insurance	86,518	82,038
Regulatory assets	1,429,624	1,426,815
Other	52,595	42,218
Total other assets	1,568,737	1,551,071
Total	$8,498,942	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$49,800
Accounts payable	204,816	307,538
Accounts payable to affiliates	9,496	16,456
Taxes accrued	40,922	6,834
Interest accrued	37,056	38,292
Accrued compensation	49,602	64,408
Current regulatory liabilities	8,293	7,952
Advances from customers	100,907	104,297
Other	37,644	44,907
Total current liabilities	538,536	640,484
Other Liabilities:
Deferred income taxes	864,804	881,050
Regulatory liabilities	882,318	874,601
Pension and other postretirement benefits	243,430	233,965
Other	160,939	135,468
Total other liabilities	2,151,491	2,125,084
Long-Term Debt	2,776,129	2,775,790
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	912,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,041,364	1,991,319
Accumulated other comprehensive loss	(16,616)	(17,184)
Total equity	3,032,786	2,782,173
Total	$8,498,942	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$134,690	$122,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,733	94,382
Deferred income taxes and investment tax credits	(35,984)	(18,097)
Changes in regulatory assets and liabilities	84,333	(8,255)
Pension and postretirement benefit plan expense	22,787	13,626
Contributions to pension and postretirement benefit plans	(2,616)	(13,818)
Earnings of equity-method investments	(1,095)	(4,395)
Allowance for equity funds used during construction	(24,431)	(21,081)
Other non-cash adjustments to net income, net	(2,808)	(1,665)
Change in:
Accounts receivable and unbilled revenues	(23,677)	(28,436)
Prepayments	(2,617)	(2,754)
Materials, supplies, and fuel stock	(39,562)	(30,490)
Accounts and wages payable	(36,565)	(136,183)
Taxes accrued/receivable	42,902	36,814
Other assets and liabilities	31,336	(1,837)
Net cash provided by operating activities	257,426	601
Investing Activities:
Additions to utility plant, net	(605,814)	(274,162)
Payments received from transmission project joint funding partners	39,912	8,953
Other	9,765	2,665
Net cash used in investing activities	(556,137)	(262,544)
Financing Activities:
Issuance of long-term debt	—	522,000
Discount on issuance of long-term debt	—	(3,772)
Retirement of long-term debt	—	(225,000)
Dividends on common stock	(84,961)	(40,625)
Capital contribution from parent	200,000	—
Other	(8)	4,862
Net cash provided by financing activities	115,031	257,465
Net decrease in cash and cash equivalents	(183,680)	(4,478)
Cash and cash equivalents at beginning of the period	271,791	108,933
Cash and cash equivalents at end of the period	$88,111	$104,455
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$(6,522)	$—
Cash paid for interest (net of amount capitalized)	$55,745	$43,767
Non-cash investing activities:
Additions to utility plant in accounts payable	$101,178	$137,717

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

IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments, and Ida-West, an operator of small PURPA-qualifying hydropower generation projects.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of June 30, 2024, condensed consolidated statements of income for the three months and six months ended June 30, 2024 and 2023, and condensed consolidated cash flows for the six months ended June 30, 2024 and 2023. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2023 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30, 2024 and 2023 (in thousands):

	IDACORP		Idaho Power
	2024	2023	2024	2023
Income tax at statutory rates (federal and state)	$36,090	$36,010	$35,555	$35,697
Excess deferred income tax reversal	(5,023)	(5,342)	(5,023)	(5,342)
Other(1)	(8,550)	(7,942)	(7,091)	(6,961)
Income tax expense before additional ADITC amortization	$22,517	$22,726	$23,441	$23,394
Additional ADITC amortization	(20,000)	(7,500)	(20,000)	(7,500)
Income tax expense	$2,517	$15,226	$3,441	$15,894
Effective tax rate	1.8%	10.9%	2.5%	11.5%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

In May 2024, Idaho Power filed a limited-issue rate case and proposed rate schedules with the IPUC (2024 Idaho Limited-Issue Rate Case). The filing requested an increase in annual Idaho jurisdictional revenue of $99.3 million, to become effective January 1, 2025. If approved as filed, this request would result in an overall increase to adjusted base revenue of 7.31 percent.

The 2024 Idaho Limited-Issue Rate Case focuses on revenue requirements for approximately $730 million of incremental plant additions as of December 31, 2024, and incremental O&M labor costs. In the 2024 Idaho Limited-Issue Rate Case, Idaho Power did not request any changes to other aspects of the 2023 Settlement Stipulation approved by the IPUC for Idaho Power's 2023 Idaho general rate case.

Additionally, the 2024 Idaho Limited-Issue Rate Case:

•applies the overall rate of return approved in the 2023 Settlement Stipulation;
•does not seek to adjust any other revenue requirement components such as non-labor O&M expense, net power supply costs, or other revenue;
•does not propose changes to any other Idaho regulatory mechanisms, such as the power cost adjustment, fixed cost adjustment, or energy efficiency rider; and
•continues to reflect the 2023 Settlement Stipulation amounts for categories other than incremental plant and O&M labor costs.

Idaho Power is unable to predict the outcome of the 2024 Idaho Limited-Issue Rate Case. Idaho Power anticipates that new rates, if approved by the IPUC, would become effective on or after January 1, 2025.

In December 2023, Idaho Power filed a general rate case with the OPUC. The filing was based on a 2024 test year and requested an overall annual rate increase of $10.7 million, or 19.28 percent. The filing requested, among other items, a 10.4 percent authorized return on equity and an approximate $188.9 million Oregon-jurisdiction retail rate base. The $188.9 million of rate base excludes rate base associated with Idaho Power's jointly-owned North Valmy coal facilities, the costs of which are recovered under a separate rate mechanism. In its application, Idaho Power proposed a capitalization structure of 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 5.104 percent and an overall cost of capital of 7.807 percent.

In May and June 2024, Idaho Power, the Staff of the OPUC, and certain intervening parties publicly filed three partial settlement stipulations (2024 Oregon Settlement Stipulations) with the OPUC related to Idaho Power's Oregon general rate case filing. The proposed 2024 Oregon Settlement Stipulations contain the following significant terms, among other items:

•an increase of $6.7 million, or 12.14 percent, in total Oregon jurisdictional revenue; and
•a 9.5 percent Oregon-jurisdiction return on year-end equity and a 7.302 percent Oregon-jurisdiction overall rate of return.

The parties to the 2024 Oregon Settlement Stipulations have requested that the OPUC issue an order approving the agreed-upon rates effective October 15, 2024. The 2024 Oregon Settlement Stipulations do not preclude Idaho Power from filing another general rate case or other limited issue proceeding in Oregon at any time in the future. If the OPUC were to deny the 2024 Oregon Settlement Stipulations or materially change their terms, no party would be bound by the terms of the stipulations. As of the date of this report, the OPUC's decision in this matter is pending.

Idaho ADITC Mechanism

The May 2018 Idaho settlement stipulation related to tax reform (2018 Settlement Stipulation) and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the

2023 Annual Report. The 2023 Settlement Stipulation modifies the 2018 Settlement Stipulation in part. The 2023 Settlement Stipulation includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.12 percent Idaho ROE.

Based on its estimate of full-year 2024 Idaho ROE, in the three and six months ended June 30, 2024, Idaho Power recorded $7.5 million and $20.0 million, respectively, in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, at June 30, 2024, approximately $65.1 million of additional ADITC remained available for future use. Idaho Power recorded $3.8 million and $7.5 million of additional ADITC amortization during the three and six months ended June 30, 2023, based on its then-current estimate of full-year 2023 Idaho ROE.

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

In May 2024, the IPUC issued an order approving a $35.7 million net decrease in PCA revenues, effective for the PCA collection period from June 1, 2024, to May 31, 2025. The net decrease in PCA revenues reflects forecasted improved hydropower generation during the April 2024 to March 2025 PCA deferral period.

In May 2024, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its annual power cost update (APCU) in Oregon. The APCU includes both an October update and a March forecast. The results of the October update are reflected as an update to base rates and the results of the March forecast are reflected as an update to APCU rates. The settlement resulted in an overall rate decrease of $6.9 million effective June 1, 2024.

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2024, the IPUC issued an order approving an $11.7 million increase in recovery from the FCA from $25.1 million to $36.8 million for the 2023 FCA deferral, with new rates effective for the period from June 1, 2024 to May 31, 2025.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$442,631	$385,229	$860,528	$770,895
Alternative revenue programs and other revenues	7,188	27,498	37,590	71,170
Total electric utility operating revenues	$449,819	$412,727	$898,118	$842,065

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Retail revenues:
Residential (includes $(2,102), $5,678, $(2,789), and $14,587, respectively, related to the FCA)(1)	$145,763	$134,885	$330,062	$323,422
Commercial (includes $(38), $296, $(92), and $572, respectively, related to the FCA)(1)	96,012	87,677	190,709	175,507
Industrial	66,876	58,245	132,082	113,789
Irrigation	80,771	62,781	81,809	63,713
Deferred revenue related to HCC relicensing AFUDC(2)	(1,948)	(1,927)	(4,031)	(4,046)
Total retail revenues	387,474	341,661	730,631	672,385
Less: FCA mechanism revenues(1)	2,140	(5,974)	2,881	(15,159)
Wholesale energy sales	20,744	15,201	58,813	45,397
Transmission wheeling-related revenues	16,561	20,026	40,723	41,611
Energy efficiency program revenues	7,126	6,552	11,416	11,767
Other revenues from contracts with customers	8,586	7,763	16,064	14,894
Total revenues from contracts with customers	$442,631	$385,229	$860,528	$770,895
(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

The table below presents the FCA mechanism revenues and other revenues for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
FCA mechanism revenues	$(2,140)	$5,974	$(2,881)	$15,159
Derivative revenues	9,328	21,524	40,471	56,011
Total alternative revenue programs and other revenues	$7,188	$27,498	$37,590	$71,170

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Balance at beginning of period	$4,869	$5,034
Additions to the allowance	551	739
Write-offs, net of recoveries	(1,776)	(1,917)
Balance at end of period	$3,644	$3,856
Allowance for uncollectible accounts as a percentage of customer receivables	2.8%	3.3%

5. LONG-TERM DEBT

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At June 30, 2024, $1.2 billion remains available for debt issuance under the regulatory orders.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2024, IDACORP issued an aggregate of 2,638,219 shares of common stock using original issuances of shares. IDACORP granted 103,771 restricted stock unit awards to employees and issued 60,856 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 10,571 shares of common stock issued to members of the board of directors. IDACORP issued 34,921 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

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

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an at-the-market offering program, which includes the ability to enter into FSAs. During the six months ended June 30, 2024, IDACORP did not issue common stock, nor did it enter into any FSAs, pursuant to the EDA.

Equity Forward Sale Agreements: On November 7, 2023, IDACORP announced a registered public offering of 2,801,724 shares of its common stock at a public offering price of $92.80 per share, for an aggregate amount of $260.0 million. In conjunction with this offering, IDACORP granted the underwriters an option to purchase up to 420,258 additional shares, which was subsequently exercised in full on November 8, 2023, for an additional aggregate amount of $39.0 million. The 3,221,982 shares were sold by IDACORP to the underwriters under FSAs which provide for settlement on dates to be specified at IDACORP’s discretion, the first of which occurred on May 14, 2024. The settlement of the remaining shares under the FSAs is expected to occur on a settlement date or dates on or prior to November 7, 2024.

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

On May 14, 2024, IDACORP partially settled the FSAs with physical delivery of 2,542,442 shares of common stock to the counterparty in exchange for cash of $230.0 million. At June 30, 2024, IDACORP could have settled the remainder of the FSAs with physical delivery of 679,540 shares of common stock to the counterparty in exchange for cash of $61.8 million. Alternatively, the remainder of the FSAs could have also been settled at June 30, 2024, with delivery of approximately $2.0 million of cash or approximately 22,000 shares of common stock to the counterparty, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and six months ended June 30, 2024, approximately 66,000 and 52,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Idaho Power Common Stock

During the six months ended June 30, 2024, IDACORP contributed $200 million of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Code of Business Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2024, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.7 billion and $1.5 billion, respectively, at June 30, 2024. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2024, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2024, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and six months ended June 30, 2024 and 2023 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to IDACORP, Inc.	$89,520	$68,574	$137,693	$124,672
Denominator:
Weighted-average common shares outstanding - basic	52,170	50,725	51,467	50,707
Effect of dilutive securities(1)	66	33	52	34
Weighted-average common shares outstanding - diluted	52,236	50,758	51,519	50,741
Basic earnings per share	$1.72	$1.35	$2.68	$2.46
Diluted earnings per share	$1.71	$1.35	$2.67	$2.46
(1) The effect of dilutive securities amount includes approximately 66 thousand and 52 thousand incremental shares related to FSAs for the three months and six months ended June 30, 2024, respectively. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2024, Idaho Power entered into:

•two agreements in January and February 2024 to replace expiring PURPA-qualifying hydropower facility power purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $38.0 million over the 20-year term of the agreements; and
•an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $84.3 million over the 5-year term of the contract commencing in June 2026.

In July 2024, Idaho Power entered into an agreement to acquire and own 200 MW of battery storage assets, which increased Idaho Power's contractual purchase obligations by approximately $156.8 million over the approximate 2-year term of the contract. Idaho Power applied for a CPCN with the IPUC with respect to 150 MW of these battery storage assets in April 2024. The batteries are scheduled to be online in the spring of 2026.

Except as disclosed in this Note 8, during the six months ended June 30, 2024, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2023 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $47.6 million at June 30, 2024, representing IERCo's one-third share of BCC's total reclamation obligation of $142.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2024, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2024, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service, the operation of its power supply, transmission, and distribution facilities, and other aspects of its business. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective condensed consolidated financial statements.

Idaho Power actively monitors any pending or potential environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of any such regulations and orders.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2024 and 2023 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$8,183	$8,078	$263	$153	$185	$151	$8,631	$8,382
Interest cost	12,794	12,655	1,333	1,330	721	717	14,848	14,702
Expected return on plan assets	(16,830)	(15,434)	—	—	(461)	(407)	(17,291)	(15,841)
Amortization of prior service cost	62	1	55	55	387	417	504	473
Amortization of net loss	—	—	327	143	(352)	(346)	(25)	(203)
Net periodic benefit cost	4,209	5,300	1,978	1,681	480	532	6,667	7,513
Regulatory deferral of net periodic benefit cost(1)	(4,025)	(5,061)	—	—	—	—	(4,025)	(5,061)
Previously deferred pension costs recognized(1)	8,795	4,289	—	—	—	—	8,795	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,979	$4,528	$1,978	$1,681	$480	$532	$11,437	$6,741
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $9.5 million and $5.1 million, respectively, were recognized in "Other operations and maintenance" and $1.9 million and $1.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2024 and 2023.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2024 and 2023 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$16,367	$16,156	$526	$306	$349	$329	$17,242	$16,791
Interest cost	25,587	25,309	2,666	2,661	1,412	1,490	29,665	29,460
Expected return on plan assets	(33,660)	(30,868)	—	—	(916)	(826)	(34,576)	(31,694)
Amortization of prior service cost	124	3	110	110	774	833	1,008	946
Amortization of net loss	—	—	655	285	(747)	(618)	(92)	(333)
Net periodic benefit cost	8,418	10,600	3,957	3,362	872	1,208	13,247	15,170
Regulatory deferral of net periodic benefit cost(1)	(8,051)	(10,121)	—	—	—	—	(8,051)	(10,121)
Previously deferred pension costs recognized(1)	17,591	8,577	—	—	—	—	17,591	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$17,958	$9,056	$3,957	$3,362	$872	$1,208	$22,787	$13,626
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $18.8 million and $10.4 million, respectively, were recognized in "Other operations and maintenance" and $4 million and $3.2 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2024 and 2023.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024, and during the six months ended June 30, 2024, Idaho Power made no contribution. Idaho Power is considering contributing up to $30 million to its defined benefit pension plan during 2024 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and six months ended June 30, 2024 and 2023 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023
Financial swaps	Operating revenues	$2,609	$5,042	$3,621	$3,963
Financial swaps	Purchased power	(1,478)	(1,733)	(525)	(107)
Financial swaps	Fuel expense	(1,127)	(11,422)	(25,185)	12,114
Forward contracts	Operating revenues	272	1,075	1,278	1,710
Forward contracts	Purchased power	(690)	(1,449)	(1,681)	(2,049)
Forward contracts	Fuel expense	—	(19)	(221)	(439)

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

Credit Risk

At June 30, 2024, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2024, was $25.2 million. As of June 30, 2024, Idaho Power posted $30.9 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2024, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $7.9 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2024, and December 31, 2023 (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2024
Current:
Financial swaps	Other current assets	$131	$—	$131	$—	$—		$—
Financial swaps	Other current liabilities	2,116	(2,116)	—	22,267	(19,969)	(1)	2,298
Forward contracts	Other current liabilities	—	—	—	1,745	—		1,745
Long-term:
Financial swaps	Other liabilities	614	(614)	—	1,140	(944)	(2)	196
Total		$2,861	$(2,730)	$131	$25,152	$(20,913)		$4,239

December 31, 2023
Current:
Financial swaps	Other current assets	$241	$(169)	$72	$169	$(169)		$—
Financial swaps	Other current liabilities	1,476	(1,476)	—	41,977	(38,045)	(3)	3,932
Forward contracts	Other current liabilities	—	—	—	2,000	—		2,000
Long-term:
Financial swaps	Other assets	106	(89)	17	89	(89)		—
Financial swaps	Other liabilities	376	(376)	—	2,123	(2,123)	(4)	—
Total		$2,199	$(2,110)	$89	$46,358	$(40,426)		$5,932

(1) Current liability derivative amounts offset include $17.9 million of collateral receivable at June 30, 2024.
(2) Long-term liability derivative amounts offset include $331 thousand of collateral receivable at June 30, 2024.
(3) Current liability derivative amounts offset include $36.6 million of collateral receivable at December 31, 2023.
(4) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at December 31, 2023.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2024 and 2023 (in thousands of units):

		June 30,
Commodity	Units	2024	2023
Electricity purchases	MWh	438	792
Electricity sales	MWh	57	17
Natural gas purchases	MMBtu	37,185	35,545
Natural gas sales	MMBtu	620	310

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2024.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023 (in thousands).

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$30,433	$—	$—	$30,433	$32,472	$—	$—	$32,472
Idaho Power	78,476	—	—	78,476	230,600	—	—	230,600
Derivatives	131	—	—	131	89	—	—	89
Equity securities	35,947	—	—	35,947	37,320	—	—	37,320
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	4,123	—	—	—	3,751
Liabilities:
Derivatives	2,494	1,745	—	4,239	3,932	2,000	—	5,932

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value as of June 30, 2024, and December 31, 2023, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,038	$3,038	$3,038	$3,038
Held-to-maturity securities(1)(2)	31,687	28,304	31,639	28,341
Liabilities:
Long-term debt (including current portion)(1)	2,825,929	2,535,149	2,825,590	2,684,278
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$31,687	$28,304	$31,639	$28,341
Liabilities:
Long-term debt (including current portion)(1)	2,825,929	2,535,149	2,825,590	2,684,278

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $3.4 million and $3.3 million as of June 30, 2024, and December 31, 2023, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of June 30, 2024, and December 31, 2023.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2024:
Revenues	$449,819	$1,220	$—	$451,039
Net income attributable to IDACORP, Inc.	87,388	2,132	—	89,520
Total assets as of June 30, 2024	8,498,942	251,246	(73,055)	8,677,133
Three months ended June 30, 2023:
Revenues	$412,727	$1,111	$—	$413,838
Net income attributable to IDACORP, Inc.	67,080	1,494	—	68,574
Six months ended June 30, 2024:
Revenues	$898,118	$1,857	$—	$899,975
Net income attributable to IDACORP, Inc.	134,690	3,003	—	137,693
Six months ended June 30, 2023:
Revenues	$842,065	$1,432	$—	$843,497
Net income attributable to IDACORP, Inc.	122,790	1,882	—	124,672

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months and six months ended June 30, 2024 and 2023 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$(16,900)	$(12,776)	$(17,184)	$(12,922)
Amounts reclassified out of AOCI	284	147	568	293
Balance at end of period	$(16,616)	$(12,629)	$(16,616)	$(12,629)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and six months ended June 30, 2024 and 2023 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of defined benefit pension items(1)
Prior service cost	$55	$55	$110	$110
Net loss	327	143	655	285
Total before tax	382	198	765	395
Tax benefit(2)	(98)	(51)	(197)	(102)
Total reclassification for the period, net of tax	$284	$147	$568	$293

(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and six months ended June 30, 2024 and 2023 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,996,313	$1,891,898	$1,991,319	$1,836,547
Net income	87,388	67,080	134,690	122,790
Dividends to parent	(42,337)	(40,219)	(84,645)	(40,578)
Balance at end of period	$2,041,364	$1,918,759	$2,041,364	$1,918,759

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2024, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 1, 2024

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

Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments, and Ida-West, an operator of small PURPA-qualifying hydropower generation projects.

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2023 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2024 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In May and June 2024, Idaho Power, the Staff of the OPUC, and certain intervening parties reached three partial settlement stipulations related to Idaho Power's Oregon general rate case filing that was made in December 2023. In addition, on May 31, 2024, Idaho Power filed a limited issue rate case in Idaho. These filings are described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.
•Idaho Power continues to expect positive customer growth in its service area. During the first six months of 2024, Idaho Power's customer count grew by over 7,500 customers, and for the twelve months ended June 30, 2024, the customer growth rate was 2.6 percent. Idaho Power reached a new summer peak demand of 3,793 MW on July 22, 2024. The prior highest summer peak demand was 3,751 MW, reached in June 2021.
•To help meet peak capacity and energy needs in 2026 and beyond,
◦in March 2024, as part of a competitive RFP process, Idaho Power entered into an energy and capacity market purchase agreement with an energy marketer for the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years, and requested approval of the agreement from the IPUC; and
◦in April 2024, Idaho Power filed a request for a CPCN in its Idaho jurisdiction for the acquisition of 150 MW of new battery storage assets with an expected in-service date in 2026.
As of the date of this report, IPUC decisions regarding these requests are pending.
•To help address the additional capacity deficits projected for 2026 and 2027, Idaho Power continues to evaluate the short-list of projects submitted in response to its RFP for additional energy and capacity resources. Idaho Power also has in-process RFPs under Oregon's competitive bidding rules for resources intended to be in-service in 2028 or later, to address energy and capacity deficits Idaho Power anticipates in those years.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2024 and 2023 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Idaho Power net income	$87,388	$67,080	$134,690	$122,790
Net income attributable to IDACORP, Inc.	$89,520	$68,574	$137,693	$124,672
Weighted average outstanding shares – diluted	52,236	50,758	51,519	50,741
IDACORP, Inc. earnings per diluted share	$1.71	$1.35	$2.67	$2.46

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2024, from the same periods in 2023 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2023		$68.6		$124.7
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms	19.6		24.4
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	5.1		9.8
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	6.2		(3.8)
Transmission wheeling-related revenues	(2.5)		(3.5)
Other O&M expenses	(13.8)		(27.6)
Depreciation expense	(7.6)		(16.2)
Other changes in operating revenues and expenses, net	13.9		18.6
Increase in Idaho Power operating income	20.9		1.7
Non-operating expense, net	(0.4)		(2.3)
Additional ADITC amortization	3.8		12.5
Income tax expense, excluding additional ADITC amortization	(4.0)		—
Total increase in Idaho Power net income		20.3		11.9
Other IDACORP changes (net of tax)		0.6		1.1
Net income attributable to IDACORP, Inc. - June 30, 2024		$89.5		$137.7

Net Income - Second Quarter 2024

IDACORP's net income increased $20.9 million for the second quarter of 2024 compared with the second quarter of 2023, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $19.6 million in the second quarter of 2024 compared with the second quarter of 2023. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation. For more information on the 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

At Idaho Power, customer growth increased operating income by $5.1 million in the second quarter of 2024 compared with the second quarter of 2023, as the number of Idaho Power customers grew by approximately 16,200, or 2.6 percent, during the twelve months ended June 30, 2024. Usage per retail customer increased operating income by $6.2 million in the second quarter of 2024 compared with the second quarter of 2023. While there was an increase in usage per customer for all retail customer classes, usage per irrigation customer increased most significantly at 17 percent, as higher temperatures compared with last year's more moderate second quarter weather led irrigation customers to run irrigation pumps more frequently.

Transmission wheeling-related revenues, net of PCA impacts, decreased $2.5 million during the second quarter of 2024 compared with the second quarter of 2023. This decrease was due primarily to the inclusion of financial settlement of transmission line losses in the PCA mechanism, effective January 1, 2024, as approved in the 2023 Settlement Stipulation, resulting in a smaller contribution of those revenues to net income compared with the second quarter of 2023 when the financial settlement of transmission line losses was not subject to the PCA mechanism.

Total other O&M expenses in the second quarter of 2024 were $13.8 million higher than in the second quarter of 2023, primarily related to approximately $4 million of increased pension-related expenses and approximately $8 million of increase in wildfire mitigation program and related insurance expenses. Both of these increases in expenses were partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. However, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year due to the impact of volume-based rates and associated revenues. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses.

Depreciation expense increased $7.6 million in the second quarter of 2024 compared with the second quarter of 2023 due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $13.9 million in the second quarter of 2024 compared with the second quarter of 2023, due primarily to the timing of recording and adjusting regulatory accruals and deferrals. In addition, a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms increased operating revenues and expenses, net, compared with the same period in 2023. More moderate wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in the second quarter of 2024 compared with the second quarter of 2023.

Non-operating expense, net, increased $0.4 million in the second quarter of 2024 compared with the second quarter of 2023. Interest expense on long-term debt was higher in the second quarter of 2024 compared with the second quarter of 2023, due primarily to an increase in long-term debt. This increase was partially offset by an increase in AFUDC, as the average construction work in progress balance was higher. Also, interest income increased due to higher interest rates and higher average cash and cash equivalent balances.

The increase in income tax expense was principally the result of higher income before income taxes, partially offset by an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2024 results, Idaho Power recorded $7.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the second quarter of 2024, but only recorded $3.75 million of additional ADITC amortization during the same period in 2023.

Net Income - Year-To-Date 2024

IDACORP's net income increased $13.0 million for the first six months of 2024 compared with the first six months of 2023, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $24.4 million in the first six months of 2024 compared with the first six months of 2023. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation.

At Idaho Power, customer growth increased operating income by $9.8 million in the first six months of 2024 compared with the first six months of 2023. The benefit from customer growth was partially offset by a decrease in usage per retail customer of $3.8 million in the first six months of 2024 compared with the first six months of 2023. While there was a reduction in usage per customer for most retail customer classes, usage per residential customer decreased most significantly, as more moderate temperatures from January through May 2024 led residential customers to use less energy for heating purposes. However, warmer weather in June 2024 led to an increase in energy usage per residential customer for cooling purposes, as well as an increase in energy usage per irrigation customer, which partially offset the decrease in usage per residential customer from January through May 2024.

Transmission wheeling-related revenues, net of PCA impacts, decreased $3.5 million during the first six months of 2024 compared with the first six months of 2023. Total wheeling revenues earned during the first six months of 2024 increased 21 percent compared with the same period of 2023 due primarily to an increase in wheeling volumes. However, effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement

Stipulation, resulting in a smaller contribution of those revenues to net income compared with the first six months of 2023 when the financial settlement of transmission line losses was not subject to the PCA mechanism.

Total other O&M expenses in the first six months of 2024 were $27.6 million higher than the first six months of 2023, primarily related to approximately $9 million of increased pension-related expenses and an approximately $16 million increase in wildfire mitigation program and related insurance expenses. Both of these increases in expenses are partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation; however, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year. On a full-year basis for 2024, Idaho Power expects other O&M expenses related to its employee pension plans and its wildfire mitigation program and related insurance to increase approximately $18 million and $30 million, respectively, compared with 2023, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses.

Depreciation expense increased $16.2 million for the first half of 2024 compared with the first half of 2023 due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $18.6 million in the first six months of 2024 compared with the first six months of 2023, due primarily to the timing of recording and adjusting of regulatory accruals and deferrals. In addition, a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms increased operating revenues and expenses, net, compared to the same period in 2023. More moderate wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in the first six months of 2024 compared to the first six months of 2023.

Non-operating expense, net, increased $2.3 million in the first six months of 2024 compared with the first six months of 2023. Interest expense on long-term debt was higher in the first six months of 2024 compared with the first six months of 2023, due primarily to an increase in long-term debt. This increase was partially offset by an increase in AFUDC, as the average construction work in progress balance was higher. Also, interest income increased due to higher interest rates and higher average cash and cash equivalent balances.

Income tax expense in the first six months of 2024 was consistent with the first six months of 2023 as increased taxes from higher pre-tax income was offset by $20.0 million of additional ADITC amortization. Idaho Power recorded $7.5 million of additional ADITC amortization during the same period in 2023.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition
IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors and trends, and the impact of those factors and trends is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors and trends are as follows:

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

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a limited-issue rate case in Idaho on May 31, 2024. Idaho Power expects the processing of this limited-issue rate case in Idaho will span at least seven months before new rates would be in effect. In December 2023, Idaho Power made a general rate case filing in Oregon, which is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. In May and June 2024, Idaho

Power, the Staff of the OPUC, and certain intervening parties publicly filed the 2024 Oregon Settlement Stipulations with the OPUC related to Idaho Power's Oregon general rate case filing.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H and GWW projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power is seeking timely inclusion of completed capital projects into rate base as part of the 2024 Idaho Limited-Issue Rate Case and intends to continue to do so in future general rate cases or other appropriate regulatory proceedings.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended June 30, 2024, Idaho Power's customer count grew by 2.6 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent, its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power's 2023 IRP assumed a forecasted annual growth in retail MWh sales of 5.5 percent and a forecasted annual growth in peak-hour demand of 3.7 percent over the upcoming 5-year period. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 - "Business" of the 2023 Annual Report. Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024 and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power's prior all-time summer peak demand was 3,751 MW, set in June 2021. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H and GWW transmission projects, along with other capacity, energy, and transmission resource procurements, as described in "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2024, Idaho

Power expects generation from its hydropower resources to be in the range of 7.0 million to 8.0 million MWh, compared with actual generation of 6.5 million MWh in 2023 and a 30-year average annual total of approximately 7.6 million MWh.

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

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in North Valmy, Nevada (North Valmy plant), ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. Units 1 and 2 at the Jim Bridger plant were successfully converted to natural gas in the second quarter of 2024 and, in June 2024, Idaho Power executed an agreement with its co-owner to facilitate the planned conversion of the two units at the North Valmy plant from coal to natural gas by mid-2026. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 – "Business" of the 2023 Annual Report.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in the western United States and elsewhere, Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk;

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and six months ended June 30, 2024. In this analysis, the results for the three months and six months ended June 30, 2024, are compared with the same periods in 2023.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Retail energy sales	3,903	3,694	7,502	7,385
Wholesale energy sales	825	330	1,229	538
Energy sales bundled with renewable energy credits	272	429	959	782
Total energy sales	5,000	4,453	9,690	8,705
Hydropower generation	2,661	2,430	4,410	3,805
Steam generation(1)	301	180	816	608
Natural gas and other generation	512	307	1,561	1,187
Total system generation	3,474	2,917	6,787	5,600
Purchased power	1,823	1,856	3,527	3,756
Line losses	(297)	(320)	(624)	(651)
Total energy supply	5,000	4,453	9,690	8,705

(1) "Steam generation" is composed of generation from steam plants that are fueled only by coal or by both coal and natural gas.

Weather-related information for Boise, Idaho, for the three months and six months ended June 30, 2024 and 2023, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Normal (2)	2024	2023	Normal (2)
Heating degree-days(1)	640	577	685	2,904	3,169	3,087
Cooling degree-days(1)	272	246	188	272	246	188
Precipitation (inches)	4.4	3.0	3.4	10.9	6.7	7.2

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

Sales Volume and Generation: Retail sales volumes increased 6 percent and 2 percent in the second quarter and first six months of 2024, respectively, compared with the same periods in 2023, primarily due to growth in the number of Idaho Power customers and, in the second quarter of 2024, an increase in usage per irrigation customer. The number of Idaho Power's customers grew by 2.6 percent over the prior twelve months and higher temperatures in the second quarter of 2024 compared with last year's more moderate second quarter weather led irrigation customers to run irrigation pumps more frequently, contributing to the higher volumes.

Total system generation increased 19 percent for the second quarter and 21 percent in the first six months of 2024 compared with the same periods in 2023, which consists of an increase in hydropower generation, steam generation, and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and six months ended June 30, 2024 and 2023, and the number of customers as of June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Retail revenues:
Residential (includes $(2,102), $5,678, $(2,789), and $14,587, respectively, related to the FCA)(1)	$145,763	$134,885	$330,062	$323,422
Commercial (includes $(38), $296, $(92), and $572, respectively, related to the FCA)(1)	96,012	87,677	190,709	175,507
Industrial	66,876	58,245	132,082	113,789
Irrigation	80,771	62,781	81,809	63,713
Deferred revenue related to HCC relicensing AFUDC(2)	(1,948)	(1,927)	(4,031)	(4,046)
Total retail revenues	$387,474	$341,661	$730,631	$672,385
Volume of retail sales (MWh)
Residential	1,231	1,195	2,855	2,927
Commercial	1,016	990	2,080	2,062
Industrial	890	858	1,791	1,735
Irrigation	766	651	776	661
Total retail MWh sales	3,903	3,694	7,502	7,385
Number of retail customers at period end
Residential	538,970	524,191
Commercial	79,060	77,817
Industrial	139	132
Irrigation	22,526	22,309
Total customers	640,695	624,449

(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Idaho Power is collecting approximately $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

Retail revenues increased $45.8 million and $58.2 million during the second quarter and first six months of 2024, respectively, compared with the same periods in 2023. The factors affecting retail revenues during the periods are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $28.8 million and $42.4 million, respectively, for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to the January 1, 2024, rate increase for Idaho Power's retail customers related to the 2023 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $6.9 million and $22.5 million in the second quarter and first six months of 2023, respectively, compared with the same periods of 2024. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates. FCA revenue accrued in the three and six months ended June 30, 2024, decreased by $8.1 million and $18.0 million compared with the same periods in 2023, respectively, as the 2023 Settlement Stipulation moved a greater portion of recovery of fixed costs into customer base rates.
•Customers: Customer growth of 2.6 percent during the twelve months ended June 30, 2024, increased retail revenues by $7.6 million and $16.4 million in the second quarter and first six months of 2024, respectively, compared with the same periods of 2023.
•Usage: Higher usage (on a per customer basis) in all customer classes increased retail revenues by $10.6 million for the second quarter of 2024 compared with the same period in 2023. Warmer summer weather in June 2024 led to a 17 percent increase in energy usage per irrigation customer to run irrigation pumps during the three months ended June 30, 2024, compared with the same period in 2023. During the first six months of 2024, lower usage in most customer classes reduced retail revenues by $5.1 million compared with the same period in 2023. Usage per residential customer decreased most significantly, as more moderate temperatures from January through May 2024 led residential customers to use less energy for heating purposes. However, warmer weather in June 2024 led to an increase in energy usage per residential customer for cooling purposes, and an increase in energy usage per irrigation customer, which partially offset the decrease in usage per residential customer from January through May 2024.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2024 and 2023 (in thousands, except for revenue per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Wholesale energy revenues	$20,744	$15,201	$58,813	$45,397
Wholesale MWh sold	825	330	1,229	538
Wholesale energy revenues per MWh	$25.14	$46.06	$47.85	$84.38

In the second quarter and during the first six months of 2024, wholesale energy revenues increased $5.5 million and $13.4 million, respectively, compared with the same periods of 2023, as higher wholesale energy sales volumes were partially offset by lower wholesale market prices. Wholesale energy prices were lower during the first six months of 2024 compared with 2023 as more moderate winter and spring weather resulted in lower demand and lower natural gas fuel costs in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $3.5 million, or 17 percent, and $0.9 million, or 2 percent, during the second quarter and first six months of 2024, respectively, compared with the same periods of 2023, primarily due to lower energy prices in the western United States. Also, Idaho Power's OATT rates were approximately 2 percent lower in the first half of 2024 compared to the first half of 2023. Effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and six months ended June 30, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Purchased power expense	$95,383	$91,460	$207,282	$262,554
MWh purchased	1,823	1,856	3,527	3,756
Average cost per MWh	$52.32	$49.28	$58.77	$69.90

Purchased power expense increased $3.9 million, or 4 percent, in the second quarter of 2024 compared with the second quarter of 2023, due primarily to an increase in the average purchased power prices compared with the second quarter of 2023. Purchased power expense decreased $55.3 million, or 21 percent, in the first six months of 2024 compared with the same period of 2023, due primarily to lower wholesale energy prices in the western United States.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and six months ended June 30, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expense
Steam(1)	$10,081	$8,665	$38,046	$25,729
Natural gas	12,618	22,448	76,894	94,465
Total fuel expense	$22,699	$31,113	$114,940	$120,194
MWh generated
Steam(1)	301	180	816	608
Natural gas	512	307	1,561	1,187
Total MWh generated	813	487	2,377	1,795
Average cost per MWh - Steam	$33.49	$48.14	$46.63	$42.32
Average cost per MWh - Natural gas	$24.64	$73.12	$49.26	$79.58
Weighted average, all sources	$27.92	$63.89	$48.36	$66.96

(1) "Steam" is composed of expenses and generation from steam plants that are fueled only by coal or by both coal and natural gas.

The majority of the coal for Idaho Power’s jointly-owned plants is purchased through long-term contracts, including purchases from BCC, a one-third owned investment of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies the majority of the coal used by the Jim Bridger plant and BCC does not have significant sales to third parties. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense decreased $8.4 million, or 27 percent, and $5.3 million, or 4 percent, in the second quarter and first six months of 2024, respectively, compared with the same periods of 2023. The decreases in fuel expense were primarily due to lower natural gas market prices in 2024, which resulted in a decrease in the average cost per MWh of natural gas generation.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the second quarters of 2024 and 2023, and the first six months of 2024, losses on financial gas hedges of $1.0 million, $11.4 million, and $25.1 million, respectively, increased natural gas fuel expense, while in the first six months of 2023 gains on financial gas hedges of $12.1 million reduced natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and six months ended June 30, 2024 and 2023 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Idaho power supply cost accrual (deferral)	$32,599	$34,917	$33,521	$(25,351)
Oregon power supply cost accrual	2,881	312	2,353	336
Amortization of prior year authorized balances	23,676	14,400	45,645	23,307
Total power cost adjustment (income statement)	$59,156	$49,629	$81,519	$(1,708)

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the second quarter and first six months of 2024, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Total other O&M expenses increased $13.8 million and $27.6 million in the second quarter and first six months of 2024, respectively, compared with the same periods of 2023, primarily related to approximately $4 million and $9 million, respectively, of increased pension-related expenses and approximately $8 million and $16 million, respectively, of increased wildfire mitigation program and related insurance expenses. Both of these increases in expenses are partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. However, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year due to the impact of volume-based rates and associated revenues. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses in the second quarter and first six months of 2024, compared with the same periods of 2023.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $12.7 million and $12.5 million, respectively, for the six months ended June 30, 2024, when compared with the same period in 2023, primarily due to increased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of July 26, 2024, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $400 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of debt securities and common stock, including an aggregate gross sales price of up to $300 million of shares of IDACORP common stock available for issuance through its at-the-market offering program;
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and other debt securities; $1.2 billion remains available for issuance pursuant to state regulatory authority;
•IDACORP's and Idaho Power's issuance of commercial paper, with program sizes of $100 million and $300 million, respectively. Idaho Power's commercial paper program may be increased up to the $400 million capacity of its credit facility; and
•IDACORP's FSAs, the remainder of which may be physically settled with common stock in exchange for net proceeds, which as of July 26, 2024, would have been approximately $62 million.

In January 2024, IDACORP began using original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the fourth quarter of 2024. IDACORP may discontinue using original issuances of shares for these plans at any time.

In May 2024, IDACORP received $230 million in proceeds from the partial settlement of the FSAs and contributed $200 million in capital to Idaho Power. The proceeds are expected to be used for general corporate purposes, including funding Idaho Power's capital projects.

IDACORP and Idaho Power monitor capital markets with a view toward favorable debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue first mortgage bonds or other debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. IDACORP may also elect to issue common stock, from time to time, under its at-the-market offering program, depending on market conditions and capital needs. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2024, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	47%	48%
Equity	53%	52%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At June 30, 2024, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2024.

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

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2024, were $256 million and $257 million, respectively, an increase in cash flows from operations of $249 million for IDACORP and $257 million for Idaho Power, when compared with the same period in 2023. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first six months of 2024 when compared with the same period in 2023 were as follows:

•a $13 million and $12 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, increased IDACORP and Idaho Power operating cash flows by $93 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $16 million and $12 million, respectively;
•pension and postretirement benefit plan expense and contributions to pension and postretirement benefits plans combined to increase IDACORP and Idaho Power operating cash flows by $20 million, which was primarily due to the timing and amount of funding decisions for Idaho Power's pension and other postretirement plans; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $9 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory and the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable increased operating cash flows by $95 million for IDACORP and $100 million for Idaho Power, which was primarily due to a decrease in power supply costs and associated timing of payments, and includes a $5 million difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other assets and liabilities increased operating cash flows by $33 million for IDACORP and Idaho Power, which was primarily related to a power purchase agreement security deposit and performance assurance collateral activity for margin agreements relating to wholesale commodity contracts.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2024, increased to $558 million and $556 million, respectively, decreasing cash $295 million for IDACORP and $294 million for Idaho Power, when compared with the same period in 2023. Investing cash outflows for 2024 and 2023 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. This was partially offset in 2024 and 2023 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2024, were $145 million and $115 million, respectively, a decrease of $70 million for IDACORP and $142 million for Idaho Power, when compared with the same period in 2023. IDACORP and Idaho Power financing cash inflows for 2024 were primarily related to IDACORP's issuance of common stock and Idaho Power's receipt of a capital contribution from IDACORP, each as described above in this

"Liquidity and Capital Resources" section, offset by dividend payments. IDACORP and Idaho Power financing cash inflows for 2023 were primarily related to Idaho Power's net proceeds from issuances and repayment of long-term debt, offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, credit facilities, and sales of common stock.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2024		December 31, 2023
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$380,115	$100,000	$380,115

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

On July 26, 2024, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2024 (in thousands, except percentages).

	Three months ended June 30, 2024		Six months ended June 30, 2024
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$0.769	$—	$0.385
Weighted average interest rate during the period	—%	5.62%	—%	5.62%
Maximum month-end balance	$—	$10,000	$—	$10,000
  (1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services or Moody’s from those included in the 2023 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In April 2024, Moody's rating outlook for IDACORP and Idaho Power was modified to negative, from stable. As of the date of this report, Idaho Power's and IDACORP's issuer credit ratings at Moody's were Baa1 and Baa2, respectively. Moody's credit ratings of Baa3 and above are considered to be investment grade, or prime, ratings by Moody's. These security ratings reflect the views of Moody's. An explanation of the significance of these ratings may be obtained from Moody's. Such ratings are not a recommendation to buy, sell, or hold securities.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties, which are discussed further in Part I - Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this report.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $593 million during the six months ended June 30, 2024. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2024 (including amounts incurred to-date) through 2028 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, project timing, permitting, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

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

To help meet peak needs in 2024 through 2027, Idaho Power entered into:
•contracts or plans to purchase, own, and operate 373 MW of battery storage assets with expected useful lives of approximately 20 years;
•a 20-year agreement to purchase the storage capacity from a 150 MW battery storage facility;
•an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years; and
•three power purchase agreements for the combined 425 MW output of planned third-party solar facilities with 20- to 25-year terms. Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 325 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program.

The capital requirements table above includes capital expenditures of more than $430 million from 2024 through 2026 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2026 and 2027, Idaho Power continues to evaluate its RFP for additional resources. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress. As a result of delays in issuing notices to proceed from state and federal agencies and obtaining right-of-way easements among other items, Idaho Power expects construction will begin no sooner than late 2024. Given those delays and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2027.

As more fully described in the 2023 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $281 million, including Idaho Power's AFUDC, on the B2H project through June 30, 2024. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $164 million in reimbursement as of June 30, 2024, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of project expenditures incurred by Idaho

Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. However, Idaho Power has not yet received the required notices to proceed from the applicable federal agencies.

In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power is pursuing two amendments to the site certificate to accommodate route changes, many of which are for the benefit of landowners along the route, and to enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. One party contested the EFSC's approval of the first amendment in Union County Circuit Court, which Idaho Power is seeking to dismiss. On July 3, 2024, the Oregon Supreme Court declined to assert jurisdiction and require the Union County Circuit Court to dismiss the proceedings in the Union County Circuit Court. Separately, the Oregon Department of Energy issued its Proposed Order in June 2024 recommending approval of the second amendment. Finally, during the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered into a joint funding agreement for permitting of the project. Permitting and pre-construction activities are underway for segment 8, the section of line between Hemingway and Midpoint substations. Idaho Power expects the in-service date for segment 8, or a portion of segment 8, will be 2029 or later.

Idaho Power has expended approximately $62 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through June 30, 2024. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $300 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of some applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

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

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024 and during the six months ended June 30, 2024, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million to its pension plan during 2024 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the six months ended June 30, 2024, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Idaho Power's most recently concluded general rate case in Idaho was filed during 2023. The IPUC approved the 2023 Settlement Stipulation in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. In May 2024, Idaho Power filed a limited-issue rate case in Idaho. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to the Idaho limited-issue rate case.

In December 2023, Idaho Power filed a general rate case with the OPUC. In May and June 2024, Idaho Power, the Staff of the OPUC, and certain intervening parties publicly filed the 2024 Oregon Settlement Stipulations with the OPUC related to the Oregon general rate case filing. If the OPUC approves the 2024 Oregon Settlement Stipulations as filed, new rates for Oregon-jurisdiction customers are expected to become effective on October 15, 2024. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to the Oregon general rate case.

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

Notable Retail Rate or Revenue Changes

During 2024, Idaho Power received orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2024	$35.7 million PCA decrease for the period from June 1, 2024, to May 31, 2025	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects forecasted improved hydropower generation.
FCA - Idaho	New FCA rate became effective June 1, 2024	$11.7 million FCA increase for the period from June 1, 2024, to May 31, 2025	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
Annual Power Cost Update - Oregon	New APCU rate became effective June 1, 2024	$6.9 million APCU decrease for the period from June 1, 2024, to May 31, 2025	The rate decrease reflects increased hydropower generation and decreased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (2018 Settlement Stipulation) and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2024 Idaho ROE, in the second quarter and first six months of 2024, Idaho Power recorded $7.5 million and $20.0 million, respectively, in additional ADITC amortization under the settlement stipulations. Accordingly, at June 30, 2024, approximately $65.1 million of additional ADITC remains available for future use.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2024 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2023	$115.6	$(1.3)	$114.3
Current period net power supply costs (accrued) deferred	(33.5)	(2.4)	(35.9)
Prior amounts (collected) refunded through rates	(45.3)	(0.4)	(45.7)
Renewable energy certificate sales	(10.4)	(0.4)	(10.8)
Interest and other	2.4	—	2.4
Balance at June 30, 2024	$28.8	$(4.5)	$24.3

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. The existing OATT rate in effect from October 1, 2023, to September 30, 2024, is $30.74 per kilowatt-year (kW-year) based on a net annual transmission revenue requirement of $135.7 million. In May 2024, Idaho Power publicly posted its 2024 draft transmission rate, reflecting a transmission rate of $31.59 per kW-year, to be effective for the period from October 1, 2024, to September 30, 2025. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's 2024 draft rate was based on a net annual transmission revenue requirement of $138.0 million.

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023, as described in the 2023 Annual Report. In June 2024, the IPUC acknowledged Idaho Power's 2023 IRP.

In March and April 2024, Idaho Power filed applications with the IPUC for two of the bids from its RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027. In the March 2024 application, Idaho Power requested that the IPUC approve a market purchase agreement with an energy marketer to purchase 200 MW of firm capacity for specified periods of time. In the April 2024 application, Idaho Power applied for a CPCN to acquire and own 150 MW of battery storage with an expected useful life of 20 years. As of the date of this report, the IPUC's decisions in these matters are pending.

In addition, in February 2024, Idaho Power filed an application with the OPUC to approve an RFP to procure resources for Idaho Power's anticipated energy and capacity needs in 2028 and a request for the OPUC to partially waive certain competitive bidding rules. As of the date of this report, the OPUC's decision is pending.

Large Customer Rate Proceedings

Brisbie, LLC (Brisbie) Data Center: In May 2023, the IPUC approved a special contract (Brisbie Special Contract) between Idaho Power and a large load customer, Brisbie, a wholly-owned subsidiary of Meta Platforms, Inc., for service to a new 960,000 square-foot enterprise data center. The Brisbie Special Contract allows Idaho Power to procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie's facility. In April 2023, Idaho Power received IPUC approval of a contract with a 200 MW solar project that is scheduled to begin operating as early as March 2025. Idaho Power will assign the cost and renewable attributes of the energy from the solar facility to Brisbie in accordance with the Brisbie Special Contract. In May 2024, Idaho Power received IPUC approval of an additional contract with a 125 MW solar project to be online in December 2026 for energy to be purchased by Brisbie.

In May 2024, Idaho Power also filed an application with the IPUC for approval of the second amendment to the Brisbie Special Contract that provides for changes in certain pricing elements under the special contract to reflect the most currently available data. As of the date of this report, the IPUC's decision is pending.

Micron Special Contract: In May 2024, Idaho Power filed an application for approval of the third amendment to the Micron Technology, Inc. (Micron) Special Contract which provides for changes in certain pricing elements under the special contract to reflect the most currently available data. As of the date of this report, the IPUC's decision is pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2023 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the National Marine Fisheries Service under section 7 of the ESA. In May 2024, the FERC issued an updated schedule for the supplemental EIS, indicating that the draft and final supplemental EIS would be issued no later than July 2024 and February 2025, respectively. The FERC did not issue the draft supplemental EIS in July 2024.

Relicensing costs of $478 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2024. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2024, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $239 million.

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

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which is owned by the U.S. Bureau of Reclamation. In February 2023, following the filing of a draft license application and public comment period, Idaho Power filed a final license application with the FERC, which FERC accepted for filing in July 2023. In April 2024, the FERC issued a Notice of Intent to prepare an Environmental Assessment, signaling that the FERC staff does not anticipate that licensing the project will constitute a major federal action that would significantly affect the quality of the human environment. Initiation of the relicensing process has also begun the process of informal consultation with the USFWS and other agencies. The next major milestone in relicensing is the FERC's issuance of the Environmental Assessment. In April 2024, the FERC issued a schedule indicating that the draft and final Environmental Assessments would be issued no later than October 2024 and April 2025, respectively.

In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. In June 2024, the IDEQ published a draft certification, which is subject to public comment until August 10, 2024. Idaho Power's current license at American Falls expires in February 2025. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2025. If the current license expires before the new license is issued, Idaho Power expects to continue to operate its American Falls facility on annual licenses issued by the FERC with the same conditions as the current license.

U.S. Supreme Court Decision in Loper Bright v. Raimondo

In June 2024, the U.S. Supreme Court issued a decision in the Loper Bright v. Raimondo case that overturned the long-standing federal Chevron doctrine. The Chevron doctrine set forth a test that outlined when courts should defer to an agency’s interpretation of federal law. Under the doctrine, if Congress had not spoken directly to the precise issue in question, the courts were to defer to the agency’s interpretation so long as the interpretation was reasonable. Under the Loper Bright decision, courts are now required to exercise their independent judgment in deciding whether an agency has acted within its statutory authority and may not defer to an agency interpretation of the law simply because a statute is ambiguous.

The overturning of the Chevron doctrine is likely to result in challenges to numerous agency interpretations in various areas of law including energy, environment, taxation, and labor, among others. If these challenges are upheld, they could have both favorable and unfavorable impacts on Idaho Power, depending on whether the interpretations that are overturned were more favorable toward Idaho Power's business and operations than subsequent revised agency interpretations. The likely increase of challenges to agency actions may also increase legal costs, create delays in permitting and project development, and create less certainty around agency actions, at least in the near term.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the CAA, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's two co-owned coal-fired power plants and three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation or conversion to natural gas, as the cost of compliance makes coal plants uneconomical to operate. The decision to cease operation of the Boardman power plant in 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to end participation in coal-fired operations at the North Valmy plant was also based in part on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

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

Clean Air Act Matters

Regional Haze: In April 2024, EPA proposed to approve revisions to the Wyoming Regional Haze SIP. The proposed SIP replaces Wyoming’s previously approved source-specific nitrogen oxide (NOx) determination for Idaho Power’s jointly owned Jim Bridger facility. Specifically, the SIP finds that conversion of Units 1 and 2 from coal-firing to natural gas-firing, together with NOx emission and heat input limits of 0.12 lb/MMBtu (30-day rolling average), 1,314 tons/year, and 21,900,000 MMBtu/year, respectively, allows for identical reasonable progress during the first planning period as would the installation of selective catalytic reduction controls (as required by the 2014 Wyoming SIP). The EPA comment period ended in May 2024, and Idaho Power submitted comments in support of the proposed SIP. Operations at the Jim Bridger facility have previously been modified to comply in advance with the proposed SIP. Accordingly, Idaho Power does not expect the proposed SIP, if approved, to require any additional changes to current operations at the Jim Bridger facility.

Good Neighbor Rule: On June 27, 2024, the U.S. Supreme Court issued an opinion in Ohio v. EPA that granted an application to stay the EPA’s Federal Implementation Plan (FIP) promulgated under the Good Neighbor Provision of the CAA. This action puts a hold on any related compliance obligations for the North Valmy plant, which is co-owned by Idaho Power and NV Energy and operated by NV Energy. The stay is expected to remain in place until the U.S. Court of Appeals, D.C. Circuit, reaches a decision on the applicants' challenge to the FIP.

New Section 111 Rule: In April 2024, the EPA released a final rule under Section 111 of the CAA (New Section 111 Rule) that regulates carbon dioxide emissions from coal- and natural gas-fired electric generating units. Under the final rule, applicable standards of emission reduction vary based upon the retirement date of coal units and the capacity factor of existing and new natural gas units. The EPA based some of its requirements on carbon capture and storage technology. Idaho Power, among many other parties, filed suit in May 2024 in the U.S. Court of Appeals, D.C. Circuit, to challenge the New Section 111 Rule. Idaho Power's suit was consolidated with other similar suits and remains pending.

Mercury and Air Toxic Standards: In April 2024, EPA finalized Mercury and Air Toxic Standards in Section 112 of the CAA for coal-fired power plants (MATS Rule). As applicable to Idaho Power, the MATS Rule amends the filterable particulate matter (fPM) surrogate emission standard for non-mercury metal hazardous air pollutants to existing coal-fired power plants and the fPM emission standard compliance demonstration requirements.

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

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the Idaho state district courts to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, which Idaho Power subsequently determined were applicable for operation of the dams. Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place. As of the date of this report, Idaho Power has submitted new permit applications for all 15 of the dams.

Effluent Limitations: In April 2024, EPA finalized effluent limitation guidelines and standards that set new water treatment standards for coal plants. Idaho Power believes that the final rule is likely to require Idaho Power’s jointly-owned and operated coal-fired facilities to upgrade wastewater treatment systems to eliminate discharges of pollutants from wastewater generated by power plant air pollution scrubbers, water used to flush out coal ash that accumulates at the bottom of coal boilers, and coal ash ponds.

Resource Conservation and Recovery Act Matters

Under the Resource Conservation and Recovery Act, EPA finalized changes to the coal combustion residual regulations for inactive surface impoundments at inactive electric utilities. EPA is establishing groundwater monitoring, corrective action, closure and post closure care requirements for these areas. Idaho Power continues to work with the co-owners of its coal-fired generation plants to evaluate the potential impacts of these regulations, which could affect the amount of asset retirement obligations recorded in Idaho Power's consolidated balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2023, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2024. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2024, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of June 30, 2024, IDACORP had $2.8 billion in fixed rate debt, with a fair value of approximately $2.5 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $306 million if market interest rates were to decline by one percentage point from their June 30, 2024, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2024, Idaho Power posted $31 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of June 30, 2024, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $15 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2024, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2024, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1	Seventh Amendment to the Idaho Power Company Employee Savings Plan, executed May 16, 2024 and effective April 1, 2024					X
10.2	Equity Distribution Agreement, dated May 20, 2024	8-K	1-14465, 1-3198	1.1	5/20/2024
10.3	Form of Master Forward Sale Confirmation	8-K	1-14465, 1-3198	1.2	5/20/2024
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 1, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 1, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	August 1, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 1, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer