Form 10-Q
period 2024-09-30
IDACORP INC; IDAHO POWER CO
filed 2024-10-31
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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
Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of October 25, 2024:

IDACORP, Inc.:	53,269,814	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2023	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IDEQ	-	Idaho Department of Environmental Quality
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC in May 2024	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2024 Oregon Settlement Stipulations	-	Settlement stipulations approved by the OPUC in September 2024 settling Idaho Power's general rate case filed with the OPUC in December 2023	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
ADITC	-	Accumulated Deferred Investment Tax Credits	IPUC	-	Idaho Public Utilities Commission
AFUDC	-	Allowance for Funds Used During Construction	IRP	-	Integrated Resource Plan
AOCI	-	Accumulated Other Comprehensive Income	Jim Bridger plant	-	Jim Bridger power plant
APCU	-	Annual power cost update	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	-	Accounting Standards Update	MMBtu	-	Million British Thermal Units
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission line project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	Moody's	-	Moody's Investors Service
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	MW	-	Megawatt
CAA	-	Clean Air Act	MWh	-	Megawatt-hour
CPCN	-	Certificate of Public Convenience and Necessity	NAV	-	Net asset value
CWA	-	Clean Water Act	NEPA	-	National Environmental Policy Act
EFSC	-	Energy Facility Siting Council	North Valmy plant	-	Idaho Power’s jointly-owned coal-fired generating plant in Valmy, Nevada
EIS	-	Environmental Impact Statement	OATT	-	Open Access Transmission Tariff
EPA	-	U.S. Environmental Protection Agency	O&M	-	Operations and Maintenance
ESA	-	Endangered Species Act	OPUC	-	Public Utility Commission of Oregon
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-Jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	PURPA	-	Public Utility Regulatory Policies Act of 1978
FERC	-	Federal Energy Regulatory Commission	RFP	-	Request for proposals
FSAs	-	Forward sale agreements	SEC	-	U.S. Securities and Exchange Commission
GAAP	-	Accounting principles generally accepted in the United States of America	SIP	-	State Implementation Plan
GWW	-	Gateway West, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SMSP	-	Security Plans for Senior Management Employees I and II
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	USFWS	-	U.S. Fish and Wildlife Service
IDACORP	-	IDACORP, Inc., an Idaho corporation	WMP	-	Wildfire Mitigation Plan
Idaho Power	-	Idaho Power Company, an Idaho corporation	WPSC	-	Wyoming Public Service Commission
Idaho ROE	-	Idaho-jurisdiction return on year-end equity

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, power generation, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2023 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - MD&A of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

•decisions or actions by the Idaho and Oregon public utilities commissions and the FERC that impact Idaho Power's ability to recover costs and earn a return on investment;
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
•the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased risks and costs of power demand potentially exceeding supply and of purchasing energy and capacity in the market or acquiring or constructing additional capacity and energy resources, and the potential financial impacts of industrial customers not meeting forecasted power usage ramp rates or amounts;
•impacts of economic conditions, including an inflationary or recessionary environment and increased interest rates, on items such as operations and capital investments, supply costs and delivery delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments and on the timing and extent of their power usage, and collection of receivables;
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
•abnormal or severe weather conditions (including conditions and events associated with climate change), wildfires, droughts, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation, repair costs, service interruptions, public safety power shutoffs and de-energization, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$527,487	$509,635	$1,425,606	$1,351,700
Other	1,040	1,271	2,896	2,703
Total operating revenues	528,527	510,906	1,428,502	1,354,403

Operating Expenses:
Electric utility:
Purchased power	114,578	142,851	321,860	405,404
Fuel expense	73,471	71,723	188,411	191,917
Power cost adjustment	20,779	5,899	102,297	4,191
Other operations and maintenance	116,168	95,824	332,900	284,988
Energy efficiency programs	5,283	10,498	16,699	22,265
Depreciation	56,388	50,832	165,133	143,331
Other electric utility operating expenses, net	7,453	6,297	12,482	23,169
Total electric utility operating expenses	394,120	383,924	1,139,782	1,075,265
Other	698	694	2,145	2,453
Total operating expenses	394,818	384,618	1,141,927	1,077,718

Operating Income	133,709	126,288	286,575	276,685

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,179)	(11,044)	(39,610)	(32,125)
Earnings of unconsolidated equity-method investments	(1,978)	(4,195)	(3,880)	(9,387)
Interest on long-term debt	35,432	29,361	102,048	82,908
Other interest	6,353	5,572	17,895	14,935
Allowance for borrowed funds used during construction	(7,639)	(4,903)	(20,518)	(14,291)
Other income, net	(13,478)	(7,924)	(40,188)	(24,890)
Total nonoperating expense, net	3,511	6,867	15,747	17,150

Income Before Income Taxes	130,198	119,421	270,828	259,535

Income Tax Expense	16,358	13,774	18,876	29,000

Net Income	113,840	105,647	251,952	230,535
Income attributable to noncontrolling interests	(235)	(383)	(654)	(599)
Net Income Attributable to IDACORP, Inc.	$113,605	$105,264	$251,298	$229,936

Weighted Average Common Shares Outstanding - Basic	53,386	50,726	52,112	50,713
Weighted Average Common Shares Outstanding - Diluted	53,485	50,805	52,179	50,762
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.13	$2.08	$4.82	$4.53
Earnings Attributable to IDACORP, Inc. - Diluted	$2.12	$2.07	$4.82	$4.53

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Net Income	$113,840	$105,647	$251,952	$230,535
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $99, $51, $296, and $153, respectively	285	146	853	439
Total Comprehensive Income	114,125	105,793	252,805	230,974
Income attributable to noncontrolling interests	(235)	(383)	(654)	(599)
Comprehensive Income Attributable to IDACORP, Inc.	$113,890	$105,410	$252,151	$230,375

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$427,950	$327,429
Receivables:
Customer (net of allowance of $3,296 and $4,869, respectively)	152,452	107,256
Other (net of allowance of $782 and $716, respectively)	21,563	44,661
Income taxes receivable	—	24,574
Accrued unbilled revenues	93,131	90,521
Materials and supplies (at average cost)	179,693	140,515
Fuel stock (at average cost)	39,873	19,952
Prepayments	28,831	22,840
Current regulatory assets	89,823	226,235
Other	42	71
Total current assets	1,033,358	1,004,054
Investments	161,612	163,971
Property, Plant and Equipment:
Utility plant in service	7,669,083	7,291,532
Accumulated provision for depreciation	(2,673,078)	(2,557,744)
Utility plant in service - net	4,996,005	4,733,788
Construction work in progress	1,302,148	985,502
Utility plant held for future use	9,878	9,511
Other property, net of accumulated depreciation	13,478	16,429
Property, plant and equipment - net	6,321,509	5,745,230
Other Assets:
Company-owned life insurance	89,210	82,038
Regulatory assets	1,435,335	1,426,815
Other	64,094	53,810
Total other assets	1,588,639	1,562,663
Total	$9,105,118	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2024	December 31, 2023
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$69,685	$49,800
Accounts payable	241,186	308,504
Taxes accrued	38,281	6,854
Interest accrued	32,935	38,292
Accrued compensation	60,555	64,645
Current regulatory liabilities	8,642	7,952
Advances from customers	101,766	104,297
Other	53,134	53,732
Total current liabilities	606,184	634,076
Other Liabilities:
Deferred income taxes	863,783	882,724
Regulatory liabilities	888,699	874,601
Pension and other postretirement benefits	230,579	233,965
Other	184,352	160,019
Total other liabilities	2,167,413	2,151,309
Long-Term Debt	3,053,948	2,775,790
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 53,270 and 50,615 shares issued and outstanding, respectively)	1,127,743	888,615
Retained earnings	2,158,333	2,036,138
Accumulated other comprehensive loss	(16,331)	(17,184)
Total IDACORP, Inc. shareholders’ equity	3,269,745	2,907,569
Noncontrolling interests	7,828	7,174
Total equity	3,277,573	2,914,743
Total	$9,105,118	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$251,952	$230,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,607	146,645
Deferred income taxes and investment tax credits	(34,699)	300
Changes in regulatory assets and liabilities	124,549	1,585
Pension and postretirement benefit plan expense	34,359	20,390
Contributions to pension and postretirement benefit plans	(23,967)	(54,388)
Earnings of equity-method investments	(3,880)	(9,387)
Distributions from equity-method investments	3,950	1,250
Allowance for equity funds used during construction	(39,610)	(32,125)
Other non-cash adjustments to net income, net	4,629	6,115
Change in:
Accounts receivable and unbilled revenues	658	(10,691)
Prepayments	(7,931)	(2,669)
Materials, supplies, and fuel stock	(59,105)	(45,343)
Accounts and wages payable	(33,044)	(116,417)
Taxes accrued/receivable	56,001	41,174
Other assets and liabilities	15,513	(14,943)
Net cash provided by operating activities	457,982	162,031
Investing Activities:
Additions to property, plant and equipment, net	(823,969)	(427,211)
Payments received from transmission project joint funding partners	58,750	14,920
Other	8,805	410
Net cash used in investing activities	(756,414)	(411,881)
Financing Activities:
Issuance of long-term debt	300,000	872,000
Discount on issuance of long-term debt	(186)	(7,006)
Retirement of long-term debt	—	(225,000)
Dividends on common stock	(129,152)	(120,578)
Issuance of common stock	234,672	—
Tax withholdings on net settlements of share-based awards	(3,782)	(3,274)
Other	(2,599)	1,620
Net cash provided by financing activities	398,953	517,762
Net increase in cash and cash equivalents	100,521	267,912
Cash and cash equivalents at beginning of the period	327,429	177,577
Cash and cash equivalents at end of the period	$427,950	$445,489
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,830	$1,900
Cash paid for interest (net of amount capitalized)	$88,391	$82,614
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$144,232	$127,076

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$1,123,745	$884,309	$888,615	$882,189
Issuance	1,494	—	234,672	—
Share-based compensation expense	2,709	1,920	8,280	7,224
Tax withholdings on net settlements of share-based awards	(88)	(19)	(3,782)	(3,274)
Other	(117)	33	(42)	104
Balance at end of period	1,127,743	886,243	1,127,743	886,243
Retained Earnings
Balance at beginning of period	2,089,185	1,982,083	2,036,138	1,937,972
Net income attributable to IDACORP, Inc.	113,605	105,264	251,298	229,936
Common stock dividends ($0.83, $0.79, $2.49, and $2.37 per share, respectively)	(44,457)	(40,218)	(129,103)	(120,779)
Balance at end of period	2,158,333	2,047,129	2,158,333	2,047,129
Accumulated Other Comprehensive Loss
Balance at beginning of period	(16,616)	(12,629)	(17,184)	(12,922)
Unfunded pension liability adjustment (net of tax)	285	146	853	439
Balance at end of period	(16,331)	(12,483)	(16,331)	(12,483)
Total IDACORP, Inc. shareholders’ equity at end of period	3,269,745	2,920,889	3,269,745	2,920,889
Noncontrolling Interests
Balance at beginning of period	7,593	7,592	7,174	7,376
Net income attributable to noncontrolling interests	235	383	654	599
Balance at end of period	7,828	7,975	7,828	7,975
Total equity at end of period	$3,277,573	$2,928,864	$3,277,573	$2,928,864

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating Revenues	$527,487	$509,635	$1,425,606	$1,351,700

Operating Expenses:
Operation:
Purchased power	114,578	142,851	321,860	405,404
Fuel expense	73,471	71,723	188,411	191,917
Power cost adjustment	20,779	5,899	102,297	4,191
Other operations and maintenance	116,168	95,824	332,900	284,988
Energy efficiency programs	5,283	10,498	16,699	22,265
Depreciation	56,388	50,832	165,133	143,331
Other operating expenses, net	7,453	6,297	12,482	23,169
Total operating expenses	394,120	383,924	1,139,782	1,075,265

Operating Income	133,367	125,711	285,824	276,435

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,179)	(11,044)	(39,610)	(32,125)
Earnings of unconsolidated equity-method investments	(841)	(3,007)	(1,936)	(7,402)
Interest on long-term debt	35,432	29,361	102,048	82,908
Other interest	6,268	5,491	17,645	14,693
Allowance for borrowed funds used during construction	(7,639)	(4,903)	(20,518)	(14,291)
Other income, net	(12,207)	(7,588)	(37,469)	(23,434)
Total nonoperating expense, net	5,834	8,310	20,160	20,349

Income Before Income Taxes	127,533	117,401	265,664	256,086

Income Tax Expense	16,444	14,379	19,885	30,274

Net Income	$111,089	$103,022	$245,779	$225,812

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Net Income	$111,089	$103,022	$245,779	$225,812
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $99, $51, $296, and $153, respectively	285	146	853	439
Total Comprehensive Income	$111,374	$103,168	$246,632	$226,251

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2024	December 31, 2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$356,699	$271,791
Receivables:
Customer (net of allowance of $3,296 and $4,869, respectively)	152,452	107,256
Other (net of allowance of $782 and $716, respectively)	21,051	44,335
Income taxes receivable	—	22,926
Accrued unbilled revenues	93,131	90,521
Materials and supplies (at average cost)	179,693	140,515
Fuel stock (at average cost)	39,873	19,952
Prepayments	28,708	22,710
Current regulatory assets	89,823	226,235
Other	42	71
Total current assets	961,472	946,312
Investments	90,108	93,037
Property, Plant and Equipment:
Utility plant in service	7,669,083	7,291,532
Accumulated provision for depreciation	(2,673,078)	(2,557,744)
Utility plant in service - net	4,996,005	4,733,788
Construction work in progress	1,302,148	985,502
Plant held for future use	9,878	9,511
Other property	1,718	4,310
Property, plant and equipment, net	6,309,749	5,733,111
Other Assets:
Company-owned life insurance	89,210	82,038
Regulatory assets	1,435,335	1,426,815
Other	52,722	42,218
Total other assets	1,577,267	1,551,071
Total	$8,938,596	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$69,685	$49,800
Accounts payable	240,522	307,538
Accounts payable to affiliates	40,332	16,456
Taxes accrued	46,773	6,834
Interest accrued	32,882	38,292
Accrued compensation	60,358	64,408
Current regulatory liabilities	8,642	7,952
Advances from customers	101,766	104,297
Other	32,595	44,907
Total current liabilities	633,555	640,484
Other Liabilities:
Deferred income taxes	861,784	881,050
Regulatory liabilities	888,699	874,601
Pension and other postretirement benefits	230,579	233,965
Other	170,329	135,468
Total other liabilities	2,151,391	2,125,084
Long-Term Debt	3,053,948	2,775,790
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	912,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,107,995	1,991,319
Accumulated other comprehensive loss	(16,331)	(17,184)
Total equity	3,099,702	2,782,173
Total	$8,938,596	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating Activities:
Net income	$245,779	$225,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,150	146,203
Deferred income taxes and investment tax credits	(39,823)	(1,828)
Changes in regulatory assets and liabilities	124,549	1,585
Pension and postretirement benefit plan expense	34,322	20,373
Contributions to pension and postretirement benefit plans	(23,930)	(54,371)
Earnings of equity-method investments	(1,936)	(7,402)
Distributions from equity-method investments	3,100	550
Allowance for equity funds used during construction	(39,610)	(32,125)
Other non-cash adjustments to net income, net	(3,843)	(1,056)
Change in:
Accounts receivable and unbilled revenues	1,094	(11,107)
Prepayments	(7,938)	(2,677)
Materials, supplies, and fuel stock	(59,105)	(45,343)
Accounts and wages payable	4,644	(156,644)
Taxes accrued/receivable	48,753	70,947
Other assets and liabilities	15,545	(14,844)
Net cash provided by operating activities	469,751	138,073
Investing Activities:
Additions to utility plant, net	(823,855)	(427,191)
Payments received from transmission project joint funding partners	58,750	14,920
Other	11,999	9,099
Net cash used in investing activities	(753,106)	(403,172)
Financing Activities:
Issuance of long-term debt	300,000	872,000
Discount on issuance of long-term debt	(186)	(7,006)
Retirement of long-term debt	—	(225,000)
Dividends on common stock	(129,268)	(80,698)
Capital contribution from parent	200,000	—
Other	(2,283)	1,751
Net cash provided by financing activities	368,263	561,047
Net increase in cash and cash equivalents	84,908	295,948
Cash and cash equivalents at beginning of the period	271,791	108,933
Cash and cash equivalents at end of the period	$356,699	$404,881
Supplemental Disclosure of Cash Flow Information:
Cash (received from) paid to IDACORP related to income taxes	$(15,483)	$15,333
Cash paid for interest (net of amount capitalized)	$88,193	$82,372
Non-cash investing activities:
Additions to utility plant in accounts payable	$144,232	$127,076

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of September 30, 2024, condensed consolidated statements of income for the three months and nine months ended September 30, 2024 and 2023, and condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2023 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions include, among others, those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and the allowance for uncollectible accounts. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Accordingly, actual results could differ from those estimates.

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements that have had a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU will be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective financial statements, but the companies do not believe adoption of the new standard will have a material impact.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30, 2024 and 2023 (in thousands):

	IDACORP		Idaho Power
	2024	2023	2024	2023
Income tax at statutory rates (federal and state)	$69,543	$66,650	$68,382	$65,916
Excess deferred income tax reversal	(7,535)	(8,013)	(7,535)	(8,013)
Income tax return adjustments	1,875	(8,227)	1,865	(7,732)
Other(1)	(22,507)	(13,910)	(20,327)	(12,397)
Income tax expense before additional ADITC amortization	$41,376	$36,500	$42,385	$37,774
Additional ADITC amortization	(22,500)	(7,500)	(22,500)	(7,500)
Income tax expense	$18,876	$29,000	$19,885	$30,274
Effective tax rate	7.0%	11.2%	7.5%	11.8%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC order described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report and the September 2024 OPUC order described below related to Idaho Power's general rate case filed with the OPUC in December 2023.

In May 2024, Idaho Power filed its 2024 Idaho Limited-Issue Rate Case and proposed rate schedules with the IPUC. The filing requested an increase in annual Idaho jurisdictional revenue of $99.3 million, to become effective January 1, 2025. If approved as filed, this request would result in an overall increase to adjusted base revenue of 7.31 percent.

The 2024 Idaho Limited-Issue Rate Case focuses on revenue requirements for approximately $730 million of incremental plant additions as of December 31, 2024, and incremental O&M labor costs. In the 2024 Idaho Limited-Issue Rate Case, Idaho Power did not request any changes to other aspects of the 2023 Settlement Stipulation approved by the IPUC for Idaho Power's 2023 Idaho general rate case. Additionally, the 2024 Idaho Limited-Issue Rate Case application:

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

Written testimony from the Staff of the IPUC and intervenors in the 2024 Idaho Limited-Issue Rate Case and Idaho Power's rebuttal testimony are due in November 2024. Technical hearings before the IPUC are scheduled for December 2024. Idaho Power is unable to predict the outcome of the 2024 Idaho Limited-Issue Rate Case. Idaho Power anticipates that new rates, if approved by the IPUC, would become effective on or after January 1, 2025.

In December 2023, Idaho Power filed a general rate case with the OPUC. In September 2024, the OPUC issued an order approving the 2024 Oregon Settlement Stipulations, which are settlement stipulations among Idaho Power and intervening parties settling the general rate case. The OPUC order and the 2024 Oregon Settlement Stipulations contain the following significant terms, among other items:

•Idaho Power will implement revised tariff schedules designed to increase annual Oregon-jurisdiction revenue by $6.7 million, or 12.14 percent; and
•A 9.5 percent Oregon-jurisdiction return on year-end equity and a 7.302 percent Oregon-jurisdiction authorized rate of return based on a 5.104 percent cost of debt and capital structure of 50 percent debt and 50 percent equity, applied to an Oregon-jurisdictional rate base of approximately $188.9 million.

Rate changes from the 2024 Oregon Settlement Stipulations became effective on October 15, 2024. The 2024 Oregon Settlement Stipulations do not preclude Idaho Power from filing another general rate case or other limited issue proceeding in Oregon at any time in the future.

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

Based on its estimate of full-year 2024 Idaho ROE, in the three months and nine months ended September 30, 2024, Idaho Power recorded $2.5 million and $22.5 million, respectively, in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, at September 30, 2024, approximately $87.5 million of additional ADITC remained available for future use. Idaho Power recorded zero and $7.5 million, respectively, of additional ADITC amortization during the three months and nine months ended September 30, 2023, based on its then-current estimate of full-year 2023 Idaho ROE.

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

In May 2024, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its APCU in Oregon. The APCU includes both an October update and a March forecast. The results of the October update are reflected as an update to base rates and the results of the March forecast are reflected as an update to APCU rates. The settlement resulted in an overall rate decrease of $6.9 million effective June 1, 2024.

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2024, the IPUC issued an order approving an $11.7 million increase in recovery from the FCA from $25.1 million to $36.8 million for the 2023 FCA deferral, with new rates effective for the period from June 1, 2024, to May 31, 2025.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$532,477	$496,632	$1,393,006	$1,267,527
Alternative revenue programs and other revenues	(4,990)	13,003	32,600	84,173
Total electric utility operating revenues	$527,487	$509,635	$1,425,606	$1,351,700

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Retail revenues:
Residential (includes $(6,193), $5,583, $(8,982), and $20,170, respectively, related to the FCA)(1)	$195,291	$181,736	$525,353	$505,158
Commercial (includes $(66), $328, $(158), and $900, respectively, related to the FCA)(1)	112,323	107,971	303,031	283,478
Industrial	71,908	67,522	203,990	181,312
Irrigation	109,861	104,645	191,671	168,358
Deferred revenue related to HCC relicensing AFUDC(2)	(2,881)	(2,815)	(6,913)	(6,861)
Total retail revenues	486,502	459,059	1,217,132	1,131,445
Less: FCA mechanism revenues(1)	6,259	(5,911)	9,140	(21,070)
Wholesale energy sales	6,946	5,065	65,759	50,461
Transmission wheeling-related revenues	19,419	20,090	60,142	61,701
Energy efficiency program revenues	5,283	10,498	16,699	22,265
Other revenues from contracts with customers	8,068	7,831	24,134	22,725
Total revenues from contracts with customers	$532,477	$496,632	$1,393,006	$1,267,527
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

The table below presents the FCA mechanism revenues and other revenues for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
FCA mechanism revenues	$(6,259)	$5,911	$(9,140)	$21,070
Derivative revenues	1,269	7,092	41,740	63,103
Total alternative revenue programs and other revenues	$(4,990)	$13,003	$32,600	$84,173

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Balance at beginning of period	$4,869	$5,034
Additions to the allowance	1,744	2,040
Write-offs, net of recoveries	(3,317)	(2,939)
Balance at end of period	$3,296	$4,135
Allowance for uncollectible accounts as a percentage of customer receivables	2.2%	3.0%

5. LONG-TERM DEBT

Idaho Power First Mortgage Bonds

On August 12, 2024, Idaho Power issued $300 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series M, maturing on August 15, 2034.

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At September 30, 2024, $900 million remained available for debt issuance under the regulatory orders.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2024, IDACORP issued an aggregate of 2,654,577 shares of common stock using original issuances of shares. IDACORP granted 103,771 restricted stock unit awards to employees and issued 61,997 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 10,571 shares of common stock issued to members of the board of directors. IDACORP issued 50,138 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

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

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an at-the-market offering program, which includes the ability to enter into FSAs. During the nine months ended September 30, 2024, IDACORP did not issue common stock, nor did it enter into any FSAs, pursuant to the EDA.

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

On May 14, 2024, IDACORP partially settled the FSAs with physical delivery of 2,542,442 shares of common stock to the counterparty in exchange for cash of $230.0 million. At September 30, 2024, IDACORP could have settled the remainder of the FSAs with physical delivery of 679,540 shares of common stock to the counterparty in exchange for cash of $62.0 million. Alternatively, the remainder of the FSAs could have also been settled at September 30, 2024, with delivery of approximately $6.2 million of cash or approximately 62,000 shares of common stock to the counterparty, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and nine months ended September 30, 2024, approximately 59,000 and 54,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Idaho Power Common Stock

During the nine months ended September 30, 2024, IDACORP contributed $200 million of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2024, the leverage ratios for IDACORP and Idaho Power were 49 percent and 50 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at September 30, 2024. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2024, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2024, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to IDACORP, Inc.	$113,605	$105,264	$251,298	$229,936
Denominator:
Weighted-average common shares outstanding - basic	53,386	50,726	52,112	50,713
Effect of dilutive securities(1)	99	79	67	49
Weighted-average common shares outstanding - diluted	53,485	50,805	52,179	50,762
Basic earnings per share	$2.13	$2.08	$4.82	$4.53
Diluted earnings per share	$2.12	$2.07	$4.82	$4.53
(1) The effect of dilutive securities amount includes approximately 59 thousand and 54 thousand incremental shares related to FSAs for the three months and nine months ended September 30, 2024, respectively. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2024, Idaho Power entered into:

•three agreements in January, February, and September 2024 to replace expiring power purchase agreements with PURPA-qualifying hydropower and cogeneration facilities, which increased Idaho Power's contractual purchase obligations by approximately $54.8 million over the 5- to 20-year terms of the contracts;
•an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $84.3 million over the 5-year term of the contract commencing in June 2026;
•an agreement in July 2024 to acquire and own 200 MW of battery storage assets, which increased Idaho Power's contractual purchase obligations by approximately $156.8 million. The battery storage assets are scheduled to be online in the spring of 2026. During the nine months ended September 30, 2024, Idaho Power made payments of $33.3 million related to this obligation; and
•a firm transportation capacity agreement in September 2024 with a natural gas transporter, which increased Idaho Power's contractual purchase obligations by approximately $185.2 million over the 18-year term of the contract commencing in November 2024. Concurrently with this agreement, Idaho Power extended the term of several existing firm transportation capacity agreements with the natural gas transporter, which increased Idaho Power's contractual purchase obligations by approximately $31.2 million over the 6-year term of the extensions commencing in May 2031.

In October 2024, Idaho Power entered into one new non-PURPA-qualifying solar facility power purchase agreement with a scheduled online date of December 2027, the output of which Idaho Power plans to sell to a customer under its Clean Energy Your Way program, and one new non-PURPA-qualifying wind facility power purchase agreement with a scheduled online date of June 2027. Also, in October 2024, Idaho Power entered into a commitment to acquire and own a 300 MW wind facility, with milestone payments due through its expected completion in June 2027. The agreements signed in October 2024 collectively increased Idaho Power's contractual purchase obligations by approximately $3.1 billion over the 3- to 35-year terms of the contracts. The wind facility agreements are subject to counterparty board approval.

Except as disclosed in this Note 8, during the nine months ended September 30, 2024, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2023 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $47.6 million at September 30, 2024, representing IERCo's one-third share of BCC's total reclamation obligation of $142.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2024, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2024, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2024 and 2023 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$9,127	$6,549	$262	$153	$175	$165	$9,564	$6,867
Interest cost	13,549	13,149	1,333	1,331	706	745	15,588	15,225
Expected return on plan assets	(16,240)	(15,303)	—	—	(457)	(412)	(16,697)	(15,715)
Amortization of prior service cost	1,156	2	55	54	387	416	1,598	472
Amortization of net loss	—	—	329	143	(374)	(310)	(45)	(167)
Net periodic benefit cost	7,592	4,397	1,979	1,681	437	604	10,008	6,682
Regulatory deferral of net periodic benefit cost(1)	(7,269)	(4,223)	—	—	—	—	(7,269)	(4,223)
Previously deferred pension costs recognized(1)	8,796	4,288	—	—	—	—	8,796	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,119	$4,462	$1,979	$1,681	$437	$604	$11,535	$6,747
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $9.4 million and $5.1 million, respectively, were recognized in "Other operations and maintenance" and $2.1 million and $1.7 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2024 and 2023.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2024 and 2023 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$25,494	$22,705	$788	$459	$524	$494	$26,806	$23,658
Interest cost	39,136	38,458	3,999	3,992	2,118	2,235	45,253	44,685
Expected return on plan assets	(49,900)	(46,171)	—	—	(1,373)	(1,238)	(51,273)	(47,409)
Amortization of prior service cost	1,280	5	165	164	1,161	1,249	2,606	1,418
Amortization of net loss	—	—	984	428	(1,121)	(928)	(137)	(500)
Net periodic benefit cost	16,010	14,997	5,936	5,043	1,309	1,812	23,255	21,852
Regulatory deferral of net periodic benefit cost(1)	(15,320)	(14,344)	—	—	—	—	(15,320)	(14,344)
Previously deferred pension costs recognized(1)	26,387	12,865	—	—	—	—	26,387	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$27,077	$13,518	$5,936	$5,043	$1,309	$1,812	$34,322	$20,373
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $28.2 million and $15.5 million, respectively, were recognized in "Other operations and maintenance" and $6.1 million and $4.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2024 and 2023.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024, and during the nine months ended September 30, 2024, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023
Financial swaps	Operating revenues	$954	$253	$4,575	$4,216
Financial swaps	Purchased power	(3,786)	(8,541)	(4,311)	(8,647)
Financial swaps	Fuel expense	(18,359)	(7,932)	(43,544)	4,182
Forward contracts	Operating revenues	—	—	1,278	1,710
Forward contracts	Purchased power	(1,454)	(1,454)	(3,135)	(3,504)
Forward contracts	Fuel expense	(335)	(202)	(556)	(641)

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

Credit Risk

At September 30, 2024, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy

Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2024, was $19.7 million. As of September 30, 2024, Idaho Power posted $24.9 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2024, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $9.3 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2024, and December 31, 2023 (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2024
Current:
Financial swaps	Other current assets	$609	$(567)	$42	$567	$(567)		$—
Financial swaps	Other current liabilities	3,391	(3,391)	—	15,784	(14,553)	(1)	1,231
Long-term:
Financial swaps	Other liabilities	1,203	(1,203)	—	3,306	(3,261)	(2)	45
Total		$5,203	$(5,161)	$42	$19,657	$(18,381)		$1,276

December 31, 2023
Current:
Financial swaps	Other current assets	$241	$(169)	$72	$169	$(169)		$—
Financial swaps	Other current liabilities	1,476	(1,476)	—	41,977	(38,045)	(3)	3,932
Forward contracts	Other current liabilities	—	—	—	2,000	—		2,000
Long-term:
Financial swaps	Other assets	106	(89)	17	89	(89)		—
Financial swaps	Other liabilities	376	(376)	—	2,123	(2,123)	(4)	—
Total		$2,199	$(2,110)	$89	$46,358	$(40,426)		$5,932

(1) Current liability derivative amounts offset include $11.2 million of collateral receivable at September 30, 2024.
(2) Long-term liability derivative amounts offset include $2.1 million of collateral receivable at September 30, 2024.
(3) Current liability derivative amounts offset include $36.6 million of collateral receivable at December 31, 2023.
(4) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at December 31, 2023.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2024 and 2023 (in thousands of units):

		September 30,
Commodity	Units	2024	2023
Electricity purchases	MWh	220	434
Electricity sales	MWh	16	—
Natural gas purchases	MMBtu	30,133	27,283

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2024.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023 (in thousands).

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$36,684	$—	$—	$36,684	$32,472	$—	$—	$32,472
Idaho Power	300,120	—	—	300,120	230,600	—	—	230,600
Derivatives	42	—	—	42	89	—	—	89
Equity securities	34,925	—	—	34,925	37,320	—	—	37,320
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	4,211	—	—	—	3,751
Liabilities:
Derivatives	1,276	—	—	1,276	3,932	2,000	—	5,932

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value as of September 30, 2024, and December 31, 2023, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,038	$3,038	$3,038	$3,038
Held-to-maturity securities(1)(2)	32,269	30,156	31,639	28,341
Liabilities:
Long-term debt (including current portion)(1)	3,123,633	3,022,690	2,825,590	2,684,278
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$32,269	$30,156	$31,639	$28,341
Liabilities:
Long-term debt (including current portion)(1)	3,123,633	3,022,690	2,825,590	2,684,278

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $2.1 million and $3.3 million as of September 30, 2024, and December 31, 2023, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of September 30, 2024, and December 31, 2023.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2024:
Revenues	$527,487	$1,040	$—	$528,527
Net income attributable to IDACORP, Inc.	111,089	2,516	—	113,605
Total assets as of September 30, 2024	8,938,596	273,445	(106,923)	9,105,118
Three months ended September 30, 2023:
Revenues	$509,635	$1,271	$—	$510,906
Net income attributable to IDACORP, Inc.	103,022	2,242	—	105,264
Nine months ended September 30, 2024:
Revenues	$1,425,606	$2,896	$—	$1,428,502
Net income attributable to IDACORP, Inc.	245,779	5,519	—	251,298
Nine months ended September 30, 2023:
Revenues	$1,351,700	$2,703	$—	$1,354,403
Net income attributable to IDACORP, Inc.	225,812	4,124	—	229,936

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months and nine months ended September 30, 2024 and 2023 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$(16,616)	$(12,629)	$(17,184)	$(12,922)
Amounts reclassified out of AOCI	285	146	853	439
Balance at end of period	$(16,331)	$(12,483)	$(16,331)	$(12,483)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and nine months ended September 30, 2024 and 2023 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization of defined benefit pension items(1)
Prior service cost	$55	$54	$165	$164
Net loss	329	143	984	428
Total before tax	384	197	1,149	592
Tax benefit(2)	(99)	(51)	(296)	(153)
Total reclassification for the period, net of tax	$285	$146	$853	$439

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

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and nine months ended September 30, 2024 and 2023 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,041,364	$1,918,759	$1,991,319	$1,836,547
Net income	111,089	103,022	245,779	225,812
Dividends to parent	(44,458)	(40,218)	(129,103)	(80,796)
Balance at end of period	$2,107,995	$1,981,563	$2,107,995	$1,981,563

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2024, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2024

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2023 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2024 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In September 2024, the OPUC approved three partial settlement stipulations related to Idaho Power's Oregon general rate case filing that it made in December 2023. In addition, on May 31, 2024, Idaho Power filed a limited-issue rate case in Idaho. These filings are described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.
•Idaho Power continues to expect positive customer growth in its service area. During the first nine months of 2024, Idaho Power's customer count grew by over 12,500 customers, and for the twelve months ended September 30, 2024, the customer growth rate was 2.6 percent. Idaho Power reached a new summer peak demand of 3,793 MW on July 22, 2024. The prior highest summer peak demand was 3,751 MW, reached in June 2021.
•In connection with its resource planning process, Idaho Power has updated the preliminary estimate of load growth that it intends to use for its 2025 IRP. While subject to adjustment, Idaho Power currently plans to use a 7.7 percent annual rate of growth in retail sales volumes over the 2025-2029 time period, representative of anticipated continued strong growth in Idaho Power’s service area across the residential and industrial customer classes.
•In September 2024, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.83 per share to $0.86 per share, as a part of a 187 percent increase in quarterly dividends approved over the last thirteen years.
•Idaho Power's estimate of capital expenditures from 2024 to 2028, inclusive of amounts spent to-date in 2024, have increased to the range of $5.4 billion to $6.1 billion. Part of the increase is driven by Idaho Power's need to acquire additional power supply resources to meet growing demand. To help meet those growing capacity and energy needs in 2026 and beyond,
◦in March 2024, as part of a competitive RFP process, Idaho Power entered into an energy and capacity market purchase agreement with an energy marketer for the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
◦in April 2024 and July 2024, Idaho Power entered into agreements for the acquisition of 200 MW of new battery storage assets with an expected in-service date in June 2026;

◦in October 2024, Idaho Power entered into a solar facility power purchase agreement with a scheduled online date of December 2027, the output of which Idaho Power plans to sell to a customer under its Clean Energy Your Way program, and a 300 MW wind facility power purchase agreement with a scheduled online date of June 2027; and
◦in October 2024, Idaho Power entered into a commitment to acquire and own a 300 MW wind facility expected to be completed in June 2027.
•Idaho Power also has in-process RFPs under Oregon's competitive bidding rules for resources intended to be in-service in 2028 or later, to address future additional energy and capacity deficits.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Idaho Power net income	$111,089	$103,022	$245,779	$225,812
Net income attributable to IDACORP, Inc.	$113,605	$105,264	$251,298	$229,936
Weighted average outstanding shares – diluted	53,485	50,805	52,179	50,762
IDACORP, Inc. earnings per diluted share	$2.12	$2.07	$4.82	$4.53

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2024, from the same periods in 2023 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2023		$105.3		$229.9
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms	19.3		44.0
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	7.4		17.1
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	3.1		(0.8)
Transmission wheeling-related revenues, net of PCA mechanism impacts	0.5		(3.0)
Other O&M expenses	(20.3)		(47.9)
Depreciation expense	(5.6)		(21.8)
Other changes in operating revenues and expenses, net	3.3		21.8
Increase in Idaho Power operating income	7.7		9.4
Non-operating expense, net	2.4		0.2
Additional ADITC amortization	2.5		15.0
Income tax expense, excluding additional ADITC amortization	(4.5)		(4.6)
Total increase in Idaho Power net income		8.1		20.0
Other IDACORP changes (net of tax)		0.2		1.4
Net income attributable to IDACORP, Inc. - September 30, 2024		$113.6		$251.3

Net Income - Third Quarter 2024

IDACORP's net income increased $8.3 million for the third quarter of 2024 compared with the third quarter of 2023, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $19.3 million in the third quarter of 2024 compared with the third quarter of 2023.

This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation. For more information on the 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

At Idaho Power, customer growth increased operating income by $7.4 million in the third quarter of 2024 compared with the third quarter of 2023, as the number of Idaho Power customers grew by approximately 16,500, or 2.6 percent, during the twelve months ended September 30, 2024. Usage per retail customer increased operating income by $3.1 million in the third quarter of 2024 compared with the third quarter of 2023. While there was an increase in usage per customer for most retail customer classes, usage per residential and irrigation customers were the primary contributors. Higher temperatures and lower precipitation compared with the third quarter of 2023 led residential customers to use more energy for cooling purposes and irrigation customers to run irrigation pumps more frequently.

Total other O&M expenses in the third quarter of 2024 were $20.3 million higher than the third quarter of 2023, partially related to approximately $4 million of increased pension-related expenses and an approximate $6 million increase in wildfire mitigation program and related insurance expenses. Both of these increases in expenses were partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. However, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year due to the impact of volume-based rates and associated revenues. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses. These increases in other O&M expenses were partially offset by a $2.9 million deferral of other O&M expenses related to the conversion from coal to natural gas for two units at the Jim Bridger plant.

Depreciation expense increased $5.6 million in the third quarter of 2024 compared with the third quarter of 2023 due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $3.3 million in the third quarter of 2024 compared with the third quarter of 2023, due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms, which increased other changes in operating revenues and expenses, net, compared with the same period in 2023. More moderate and less volatile wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in the third quarter of 2024 compared with the third quarter of 2023.

Non-operating expense, net, decreased $2.4 million in the third quarter of 2024 compared with the third quarter of 2023. AFUDC increased in the third quarter of 2024 compared with the third quarter of 2023, as the average construction work in progress balance was higher, and interest income increased due to higher average cash balances and interest rates. These increases were partially offset by an increase in interest expense on long-term debt in the third quarter of 2024 compared with the third quarter of 2023, due primarily to an increase in long-term debt balances. Also offsetting the increases, Idaho Power's earnings from its investment in BCC decreased $2.2 million in the third quarter of 2024 compared with the third quarter of 2023, due to a decrease in the amount included and recovered in base rates pursuant to the 2023 Settlement Stipulation.

The increase in income tax expense was principally the result of higher income before income taxes, partially offset by an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2024 results, Idaho Power recorded $2.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the third quarter of 2024, but recorded no additional ADITC amortization during the same period in 2023.

Net Income - Year-To-Date 2024

IDACORP's net income increased $21.4 million for the first nine months of 2024 compared with the first nine months of 2023, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $44 million in the first nine months of 2024 compared with the first nine months of 2023. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation.

At Idaho Power, customer growth increased operating income by $17.1 million in the first nine months of 2024 compared with the first nine months of 2023. The benefit from customer growth was partially offset by a decrease in usage per retail customer of $0.8 million, as higher usage per customer in the second and third quarters of 2024 was more than offset by lower usage per customer in the first quarter of 2024. Overall, usage per customer was relatively flat for most customer classes.

Transmission wheeling-related revenues, net of PCA impacts, decreased $3.0 million during the first nine months of 2024 compared with the first nine months of 2023. Effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation, resulting in a smaller contribution of those revenues to net income compared with the first nine months of 2023 when the financial settlement of transmission line losses was not subject to the PCA mechanism.

Total other O&M expenses in the first nine months of 2024 were $47.9 million higher than the first nine months of 2023, partially related to approximately $13 million of increased pension-related expenses and an approximate $22 million increase in wildfire mitigation program and related insurance expenses. Both of these increases in expenses were partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation; however, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year. On a full-year basis for 2024, Idaho Power expects other O&M expenses related to its employee pension plans and its wildfire mitigation program and related insurance to increase approximately $18 million and $30 million, respectively, compared with 2023. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses. These increases were partially offset by a $9.1 million increase in deferral of other O&M expenses related to the conversion from coal to natural gas for two units at the Jim Bridger plant.
Depreciation expense increased $21.8 million for the first nine months of 2024 compared with the first nine months of 2023 due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $21.8 million in the first nine months of 2024 compared with the first nine months of 2023, due partially to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms, which increased other changes in operating revenues and expenses, net, compared with the same period in 2023. More moderate wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in the first nine months of 2024 compared with the first nine months of 2023. The change was also partially due to the timing of recording and adjusting regulatory accruals and deferrals.

Non-operating expense, net, decreased $0.2 million in the first nine months of 2024 compared with the first nine months of 2023. AFUDC increased in the first nine months of 2024 compared with the first nine months of 2023, as the average construction work in progress balance was higher. In addition, interest income increased due to higher average cash balances and interest rates compared with the same period in 2023. These increases were partially offset by an increase in interest expense on long-term debt in the first nine months of 2024 compared with the first nine months of 2023, due primarily to an increase in long-term debt balances. Also offsetting the increases, Idaho Power's earnings from its investment in BCC decreased $5.5 million in the first nine months of 2024 compared with the first nine months of 2023, due to a decrease in the amount included and recovered in base rates pursuant to the 2023 Settlement Stipulation.

The increase in income tax expense was primarily the result of higher income before income taxes, partially offset by an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2024 results, Idaho Power recorded $22.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first nine months of 2024, but recorded $7.5 million of additional ADITC amortization during the same period in 2023.

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

•Regulation of Rates and Cost Recovery; Rate Case Filings: The prices that Idaho Power is authorized to charge for its electric and transmission service are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power is focused on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. The 2023 Settlement Stipulation provides for the accelerated amortization of ADITC, if necessary, to help achieve a minimum 9.12 percent Idaho ROE. The 2023 Settlement Stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of a 9.6 percent Idaho ROE. The specific terms of the 2023 Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report.

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a limited-issue rate case in Idaho on May 31, 2024. Idaho Power expects the processing of this limited-issue rate case in Idaho will span at least seven months before new rates would be in effect. In December 2023, Idaho Power made a general rate case filing in Oregon, which is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. In September 2024 the OPUC approved the 2024 Oregon Settlement Stipulations related to Idaho Power's Oregon general rate case filing.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended September 30, 2024, Idaho Power's customer count grew by 2.6 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent, its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power is preparing its 2025 IRP, its 20-year forecast of load and power supply resource options. Included in the below table are Idaho Power's preliminary load forecast assumptions the company anticipates using in the 2025 IRP as of the date of this report, and for comparison purposes, the analogous average annual growth rates Idaho Power used in the prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2025 IRP (preliminary)	7.7%	4.8%	2.1%	1.6%
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%

The 2025 preliminary IRP assumptions included in the above table do not include two potential significant large energy-intensive projects in the 5-year forecasted annual growth rate, as Idaho Power only recently delivered the results of its infrastructure construction and generation studies and associated cost estimates to those two customers. As of the date of this report, neither customer has executed an agreement to commence construction of electrical facilities. However, were either potential customer to execute an agreement, it would increase Idaho Power's forecast of retail sales growth.

Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power's prior all-time summer peak demand was

3,751 MW, set in June 2021. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H and GWW transmission projects, along with other capacity, energy, and transmission resource procurements, described in "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2024, Idaho Power expects generation from its hydropower resources to be in the range of 7.0 million to 7.5 million MWh, compared with actual generation of 6.5 million MWh in 2023 and a 30-year average annual total of approximately 7.6 million MWh.

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

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its North Valmy plant, ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. Units 1 and 2 at the Jim Bridger plant were successfully converted to natural gas in the second quarter of 2024. In July 2024, Idaho Power executed an agreement with its co-owner to facilitate the planned conversion of the two units at the North Valmy plant from coal to natural gas by mid-2026.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and nine months ended September 30, 2024. In this analysis, the results for the three months and nine months ended September 30, 2024, are compared with the same periods in 2023.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Retail energy sales	4,854	4,654	12,355	12,039
Wholesale energy sales	126	171	1,355	697
Energy sales bundled with renewable energy credits	—	31	959	813
Total energy sales	4,980	4,856	14,669	13,549
Hydropower generation	1,598	1,559	6,008	5,363
Steam generation(1)	1,080	844	1,896	1,452
Natural gas and other generation	1,261	1,035	2,822	2,222
Total system generation	3,939	3,438	10,726	9,037
Purchased power	1,375	1,798	4,902	5,541
Line losses	(334)	(380)	(959)	(1,029)
Total energy supply	4,980	4,856	14,669	13,549

(1) "Steam generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

Weather-related information for Boise, Idaho, for the three months and nine months ended September 30, 2024 and 2023, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Normal (2)	2024	2023	Normal (2)
Heating degree-days(1)	47	49	94	2,951	3,218	3,181
Cooling degree-days(1)	1,147	1,076	847	1,419	1,322	1,035
Precipitation (inches)	0.3	2.1	0.8	11.2	8.8	8.0

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

Sales Volume and Generation: Retail sales volumes increased 4 percent and 3 percent in the third quarter and first nine months of 2024, respectively, compared with the same periods in 2023, primarily due to growth in the number of Idaho Power customers and, in the third quarter of 2024, an increase in usage per residential and irrigation customers. The number of Idaho Power's customers grew by 2.6 percent over the prior twelve months, and higher temperatures in the third quarter of 2024 compared with last year's more moderate third quarter weather led irrigation customers to run irrigation pumps more frequently, contributing to the higher volumes.

Total system generation increased 15 percent for the third quarter and 19 percent in the first nine months of 2024 compared with the same periods in 2023, which consists of an increase in hydropower generation, steam generation, and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and nine months ended September 30, 2024 and 2023, and the number of customers as of September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Retail revenues:
Residential (includes $(6,193), $5,583, $(8,982), and $20,170, respectively, related to the FCA)(1)	$195,291	$181,736	$525,353	$505,158
Commercial (includes $(66), $328, $(158), and $900, respectively, related to the FCA)(1)	112,323	107,971	303,031	283,478
Industrial	71,908	67,522	203,990	181,312
Irrigation	109,861	104,645	191,671	168,358
Deferred revenue related to HCC relicensing AFUDC(2)	(2,881)	(2,815)	(6,913)	(6,861)
Total retail revenues	$486,502	$459,059	$1,217,132	$1,131,445
Volume of retail sales (MWh)
Residential	1,596	1,513	4,451	4,440
Commercial	1,182	1,150	3,262	3,212
Industrial	954	906	2,744	2,641
Irrigation	1,122	1,085	1,898	1,746
Total retail MWh sales	4,854	4,654	12,355	12,039
Number of retail customers at period end
Residential	543,520	528,298
Commercial	79,328	78,233
Industrial	145	132
Irrigation	22,549	22,330
Total customers	645,542	628,993

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

Retail revenues increased $27.4 million and $85.7 million during the third quarter and first nine months of 2024, respectively, compared with the same periods in 2023. The factors affecting retail revenues during the periods are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $34.4 million and $74.2 million, respectively, for the three and nine months ended September 30, 2024, compared with the same periods in 2023, due primarily to the January 1, 2024 rate increase for Idaho Power's retail customers under the 2023 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $10.8 million and increased revenues by $11.8 million in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2023. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates. FCA revenue accrued in the three and nine months ended September 30, 2024, decreased by

$12.2 million and $30.2 million compared with the same periods in 2023, respectively, as the 2023 Settlement Stipulation moved a greater portion of recovery of fixed costs into customer base rates.
•Customers: Customer growth increased retail revenues by $12.0 million and $28.5 million in the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023.
•Usage: Higher usage (on a per customer basis) in most customer classes increased retail revenues by $4.0 million and $1.4 million, respectively, for the three and nine months ended September 30, 2024, compared with the same periods in 2023. Warmer and drier summer weather led to increased usage per residential customer for cooling and increased usage per irrigation customer for pump irrigation during the three months ended September 30, 2024, compared with the same period in 2023. During the first nine months of 2024, usage per residential customer decreased, as more moderate temperatures from January through May 2024 led residential customers to use less energy for heating purposes. However, warmer weather during the summer of 2024 led to an increase in energy usage per residential customer for cooling purposes, and an increase in energy usage per irrigation customer, which more than offset the decrease in usage per residential customer from January through May 2024.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except for revenue per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Wholesale energy revenues	$6,946	$5,065	$65,759	$50,461
Wholesale MWh sold	126	171	1,355	697
Wholesale energy revenues per MWh	$55.13	$29.62	$48.53	$72.40

In the third quarter of 2024, wholesale energy revenues increased $1.9 million compared with the third quarter of 2023, as higher wholesale market prices more than offset a decrease in volumes sold. Wholesale energy revenues increased $15.3 million in the first nine months of 2024 compared with the same period of 2023, as higher wholesale energy sales volumes were partially offset by lower wholesale market prices. Wholesale energy prices were lower during the first nine months of 2024 compared with 2023 as more moderate winter and spring weather resulted in lower demand and lower power prices in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $0.7 million, or 3 percent, and $1.6 million, or 3 percent, during the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023, primarily due to lower revenue from the financial settlement of transmission line losses as a result of lower power prices in the western United States. Also, Idaho Power's OATT rates were approximately 2 percent lower in the first nine months of 2024 compared to the first nine months of 2023. Effective January 1, 2024, financial settlement of transmission line losses are subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation, reducing the potential net income impact of those transmission-related revenues.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Purchased power expense	$114,578	$142,851	$321,860	$405,404
MWh purchased	1,375	1,798	4,902	5,541
Average cost per MWh	$83.33	$79.45	$65.66	$73.16

Purchased power expense decreased $28.3 million, or 20 percent, and $83.5 million, or 21 percent, during the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023. Increased system generation led to a decrease in total MWh purchased of 24 percent and 12 percent for the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Expense
Steam(1)	$33,145	$31,792	$74,554	$57,521
Natural gas	40,326	39,931	113,857	134,396
Total fuel expense	$73,471	$71,723	$188,411	$191,917
MWh generated
Steam(1)	1,080	844	1,896	1,452
Natural gas	1,261	1,035	2,822	2,222
Total MWh generated	2,341	1,879	4,718	3,674
Average cost per MWh - Steam	$30.69	$37.67	$39.32	$39.62
Average cost per MWh - Natural gas	$31.98	$38.58	$40.35	$60.48
Weighted average, all sources	$31.38	$38.17	$39.93	$52.24

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

Fuel expense increased $1.7 million, or 2 percent, and decreased $3.5 million, or 2 percent, in the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023. In both the third quarter and first nine months of 2024, steam and natural gas generation increased to serve load and provide power for wholesale energy sales, compared with the same periods of 2023. The impact of this generation increase on fuel expense was partially offset in the third quarter by lower natural gas market prices and more than offset during the first nine months of 2024 by lower natural gas market prices compared with the same periods of 2023.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the third quarters of 2024 and 2023, and the first nine months of 2024, losses on financial gas hedges of $18.4 million, $7.9 million, and $43.4 million, respectively, increased natural gas fuel expense, while in the first nine months of 2023 gains on financial gas hedges of $4.2 million reduced natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023, PCA deferral balance over a two-year period from June 1, 2023 to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and nine months ended September 30, 2024 and 2023 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Idaho power supply cost accrual (deferral)	$(6,759)	$(22,131)	$26,761	$(47,482)
Oregon power supply cost accrual	118	—	2,471	335
Amortization of prior year authorized balances	27,420	28,030	73,065	51,338
Total power cost adjustment (income statement)	$20,779	$5,899	$102,297	$4,191

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the third quarter of 2024, higher purchased power and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in an increase in the amount of power supply costs deferred by the mechanism. During the first nine months of 2024, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Total other O&M expenses increased $20.3 million and $47.9 million in the third quarter and first nine months of 2024, respectively, compared with the same periods of 2023, partially related to approximately $4 million and $13 million, respectively, of increased pension-related expenses and approximately $6 million and $22 million, respectively, of increased wildfire mitigation program and related insurance expenses. Both of these increases in expenses were partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. However, revenues related to these increased costs are not collected at the same rate that the expenses are incurred in the interim periods throughout the year due to the impact of volume-based rates and associated revenues. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses in the third quarter and first nine months of 2024, compared with the same periods of 2023. During the three and nine months ended 2024 compared with the same periods in 2023, these increases in other O&M expenses were partially offset by a $2.9 million and $9.1 million deferral of other O&M expenses, respectively, related to the conversion from coal to natural gas for two units at the Jim Bridger plant.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $10.1 million and $10.4 million, respectively, for the nine months ended September 30, 2024, when compared with the same period in 2023, primarily due to increased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of October 25, 2024, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $400 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of debt securities and common stock, including an aggregate gross sales price of up to $300 million of shares of IDACORP common stock available for issuance through its at-the-market offering program;
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and other debt securities; $900 million remains available for issuance pursuant to state regulatory authority;
•IDACORP's and Idaho Power's issuance of commercial paper, with program sizes of $100 million and $300 million, respectively. Idaho Power's commercial paper program may be used up to the $400 million capacity of its credit facility; and
•IDACORP's FSAs, the remainder of which may be physically settled with common stock in exchange for net proceeds, which as of October 25, 2024, would have been approximately $62 million.

In January 2024, IDACORP began using original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the fourth quarter of 2024 or first quarter of 2025. IDACORP may discontinue using original issuances of shares for these plans at any time.

In May 2024, IDACORP received $230 million in proceeds from the partial settlement of the FSAs and contributed $200 million in capital to Idaho Power.

In August 2024, Idaho Power issued $300 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series M, maturing in August 2034.

The proceeds from these common stock and first mortgage bond issuances are expected to be used for general corporate purposes, including funding Idaho Power's capital projects.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2024, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	49%	50%
Equity	51%	50%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At September 30, 2024, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2024.

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

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2024, were $458 million and $470 million, respectively, an increase in cash flows from operations of $296 million for IDACORP and $332 million for Idaho Power, when compared with the same period in 2023. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first nine months of 2024 when compared with the same period in 2023 were as follows:

•a $21 million and $20 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, increased IDACORP and Idaho Power operating cash flows by $123 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $20 million and $60 million, respectively;
•changes in pension and postretirement benefit plan contributions and expenses combined to increase IDACORP and Idaho Power operating cash flows by $44 million, which was primarily due to the timing and amount of funding decisions and an increase in the amount of pension-related expenses approved for recovery in base rates pursuant to the 2023 Settlement Stipulation; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦timing of accounts receivable and unbilled revenues increased operating cash flows by $11 million for IDACORP and $12 million for Idaho Power,
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $14 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory and the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable increased operating cash flows by $83 million for IDACORP and $161 million for Idaho Power, which was primarily due to a decrease in power supply costs and associated timing of payments, and includes a $78 million difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other assets and liabilities increased operating cash flows by $30 million for IDACORP and Idaho Power, which was primarily related to a power purchase agreement security deposit and performance assurance collateral activity for margin agreements relating to wholesale commodity contracts.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2024, increased to $756 million and $753 million, respectively, decreasing cash $345 million for IDACORP and $350 million for Idaho Power, when compared with the same period in 2023. Investing cash outflows for 2024 and 2023 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. This was partially offset in 2024 and 2023 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2024, were $399 million and $368 million, respectively, a decrease of $119 million for IDACORP and $193 million for Idaho Power, when compared with the same period in 2023. IDACORP and Idaho Power financing cash inflows for 2024 were primarily related to Idaho Power's net proceeds from issuance of long-term debt, IDACORP's issuance of common stock, and Idaho Power's receipt of a capital contribution from IDACORP, each as described above in this "Liquidity and Capital Resources" section, offset by dividend payments. IDACORP and Idaho Power financing cash inflows for 2023 were primarily related to Idaho Power's net proceeds from issuances and repayment of long-term debt, offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, credit facilities, and sales of common stock.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2024		December 31, 2023
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$380,115	$100,000	$380,115

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

On October 25, 2024, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and nine months ended September 30, 2024 (in thousands, except percentages).

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$—	$—	$0.255
Weighted average interest rate during the period	—%	—%	—%	5.62%
Maximum month-end balance	$—	$—	$—	$10,000

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $803 million during the nine months ended September 30, 2024. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2024 (including amounts incurred to-date) through 2028 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, project timing, permitting, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2024	2025	2026-2028
Expected capital expenditures (excluding AFUDC)	$925-$975	$1,000-$1,100	$3,500-$4,000

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
•a contract to purchase and own a 300 MW wind facility;
•a 20-year agreement to purchase the storage capacity from a 150 MW battery storage facility;
•an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•a power purchase agreement for 300 MW output of a planned third-party wind facility; and
•four power purchase agreements for the combined 745 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of three of these solar power purchase agreements totaling 645 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program.

The capital requirements table above includes capital expenditures of more than $1.3 billion from 2024 through 2027 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2027, Idaho Power continues to evaluate its RFP for additional resources. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress. As a result of delays in issuing notices to proceed from state and federal agencies and obtaining right-of-way easements among other items, Idaho Power expects construction will begin no sooner than late 2024 and expects the in-service date for the transmission line will be no earlier than 2027.

As more fully described in the 2023 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $330 million, including Idaho Power's AFUDC, on the B2H project through September 30, 2024. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $183 million in reimbursement as of September 30, 2024, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. However, Idaho Power has not yet received the required notices to proceed from the applicable federal agencies.

In the separate State of Oregon permitting process, the state's EFSC approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power is pursuing two amendments to the site certificate to accommodate route changes, many of which are for the benefit of landowners along the route, and to enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. One party contested the EFSC's approval of the first amendment in Union County Circuit Court. On October 28, 2024, the Union County Circuit Court issued an order to dismiss the proceeding. Separately, in August 2024, EFSC approved Idaho Power's second amendment request. The approval of the second amendment is being contested. Finally, during the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $570 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power's or its contractors' ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered into a joint funding agreement for permitting of the project. Permitting and pre-construction activities are underway for segment 8, the section of line between Hemingway and Midpoint substations. Idaho Power expects the in-service date for segment 8, or a portion of segment 8, will be 2028 or later.

Idaho Power has expended approximately $65 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2024. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments, and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $300 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of some applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

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

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024, and during the nine months ended September 30, 2024, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the nine months ended September 30, 2024, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

In September 2024, the OPUC approved the 2024 Oregon Settlement Stipulations in connection with Idaho Power's Oregon general rate case. The 2024 Oregon Settlement Stipulations provide for revised tariff schedules designed to increase annual Oregon-jurisdictional retail revenue by $6.7 million, or 12.14 percent, effective October 15, 2024. The 2024 Oregon Settlement Stipulations also provide for a 9.5 percent Oregon-jurisdiction return on year-end equity and a 7.302 percent Oregon-jurisdiction authorized rate of return based on a 5.104 percent cost of debt and capital structure of 50 percent debt and 50 percent equity, applied to an Oregon-jurisdictional rate base of $188.9 million. For more information on the Oregon general rate case and related 2024 Oregon Settlement Stipulations, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism, power cost adjustment mechanisms, tariff riders, limited-issue rate proceedings, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

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

Notable Retail Rate or Revenue Changes

During 2024, Idaho Power received orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2024	$35.7 million PCA decrease for the period from June 1, 2024 to May 31, 2025	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects forecasted improved hydropower generation.
FCA - Idaho	New FCA rate became effective June 1, 2024	$11.7 million FCA increase for the period from June 1, 2024 to May 31, 2025	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	New APCU rate became effective June 1, 2024	$6.9 million APCU decrease for the period from June 1, 2024 to May 31, 2025	The rate decrease reflects increased hydropower generation and decreased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (2018 Settlement Stipulation) and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2023 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2024 Idaho ROE, in the third quarter and first nine months of 2024, Idaho Power recorded $2.5 million and $22.5 million, respectively, in additional ADITC amortization under the settlement stipulations. Accordingly, at September 30, 2024, approximately $87.5 million of additional ADITC remains available for future use.

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

Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described further in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2024 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2023	$115.6	$(1.3)	$114.3
Current period net power supply costs accrued	(26.8)	(2.4)	(29.2)
Prior amounts collected through rates	(72.9)	(0.2)	(73.1)
Renewable energy certificate sales	(10.4)	(0.4)	(10.8)
Interest and other	2.8	(0.1)	2.7
Balance at September 30, 2024	$8.3	$(4.4)	$3.9

Open Access Transmission Tariff Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2024, Idaho Power filed its 2024 final transmission rate with the FERC, reflecting a transmission rate of $31.55 per kilowatt-year (kW-year), to be effective for the period from October 1, 2024 to September 30, 2025. Idaho Power's final rate was based on a net annual transmission revenue requirement of $137.9 million. The OATT rate in effect from October 1, 2023 to September 30, 2024, was $30.74 per kW-year based on a net annual transmission revenue requirement of $135.7 million. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours.

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023, as described in the 2023 Annual Report. The IPUC and the OPUC acknowledged Idaho Power's 2023 IRP in June 2024 and August 2024, respectively.

In March and April 2024, Idaho Power filed applications with the IPUC for two of the bids from its RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027. In the March 2024 application, Idaho Power requested that the IPUC approve a market purchase agreement with an energy marketer to purchase 200 MW of firm capacity for specified periods of time. The IPUC approved this application in August 2024. In the April 2024 application, Idaho Power applied for a CPCN to acquire and own 150 MW of battery storage with an expected useful life of 20 years. As of the date of this report, the IPUC's decision is pending.

In August 2024, following review by an independent evaluator appointed by the OPUC, OPUC staff, and other intervenors, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond.

Jim Bridger Power Plant Non-Fuel O&M Expenses

In September 2024, the IPUC issued an order authorizing Idaho Power to include all non-fuel O&M expenses associated with operations of the Jim Bridger plant in the balancing account previously established to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, which resulted in a $12.2 million deferral of costs to a regulatory asset account for future recovery.

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

In May 2024, Idaho Power also filed an application with the IPUC for approval of the second amendment to the Brisbie Special Contract that provides for changes in certain pricing elements under the Brisbie Special Contract to reflect the most currently available data. As of the date of this report, the IPUC's decision is pending.

Micron Special Contract: In May 2024, Idaho Power filed an application for approval of the third amendment to the Micron Technology, Inc. (Micron) Special Contract, which provides for changes in certain pricing elements under the special contract to reflect the most currently available data. As of the date of this report, the IPUC's decision is pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2023 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the National Marine Fisheries Service under section 7 of the ESA. In May 2024, the FERC issued an updated schedule for the supplemental EIS, indicating that the draft and final supplemental EIS would be issued no later than July 2024 and February 2025, respectively. As of the date of this report, the FERC has not issued the draft supplemental EIS.

Relicensing costs of $487 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2024. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2024, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $246 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2026 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

American Falls Relicensing: In 2020, Idaho Power filed with the FERC a notice of intent to file an application to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. Idaho Power filed the final relicensing application with the FERC in February 2023. In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. In September 2024, IDEQ issued a final CWA Section 401 water quality certification. In October 2024, FERC issued a revised notice of intent to prepare an environmental assessment, signaling that FERC staff does not anticipate that licensing the project will constitute a major federal action that would significantly affect the quality of the human environment. FERC’s revised schedule targets release of the environmental assessment in January 2025 with comments due in February 2025.

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

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the CAA, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's co-owned coal-fired power plant, its co-owned coal- and gas-fired power plant, and its three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation or conversion to natural gas, as the cost of compliance makes coal plants uneconomical to operate. The decision to cease operation of the Boardman power plant in 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to end participation in coal-fired operations of one unit at the North Valmy plant was also based in part on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

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

Clean Air Act Matters

Regional Haze: In April 2024, the EPA proposed to approve revisions to the Wyoming Regional Haze SIP for the first planning period of 2008-2018. The proposed SIP replaces Wyoming’s previously approved source-specific nitrogen oxide determination for Idaho Power’s jointly owned Jim Bridger plant. Operations at the Jim Bridger plant have previously been modified to comply in advance with the proposed SIP. Accordingly, Idaho Power does not expect the proposed SIP, if approved, to require any additional changes to current operations at the Jim Bridger plant. As of the date of this report, the EPA's approval of the Wyoming SIP for the first planning period is pending.

In August 2024, the EPA proposed to approve in part and disapprove in part the proposed Wyoming Regional Haze SIP for the second planning period of 2018-2028. The public comment period for the EPA's proposed action ended on September 3, 2024.

Idaho Power submitted comments requesting that the EPA approve in full Wyoming's Regional Haze SIP for the second planning period. As of the date of this report, the EPA has not taken final action on its proposal.

Good Neighbor Rule: On June 27, 2024, the U.S. Supreme Court issued an opinion in Ohio v. EPA that granted an application to stay the EPA’s Federal Implementation Plan (FIP) promulgated under the Good Neighbor Provision of the CAA. This action put a hold on any related compliance obligations for the North Valmy plant, which is co-owned by Idaho Power and NV Energy and operated by NV Energy. The stay is expected to remain in place until the U.S. Court of Appeals, D.C. Circuit, reaches a decision on the applicants' challenge to the FIP.

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

Mercury and Air Toxic Standards: In April 2024, the EPA finalized Mercury and Air Toxic Standards in Section 112 of the CAA for coal-fired power plants (MATS Rule). As applicable to Idaho Power, the MATS Rule amends the filterable particulate matter (fPM) surrogate emission standard for non-mercury metal hazardous air pollutants for existing coal-fired power plants and the fPM emission standard compliance demonstration requirements. The Jim Bridger plant expects to install fPM monitoring equipment on its coal-fired units to comply with the MATS Rule. The North Valmy plant does not expect to make changes to current operations as a result of the MATS Rule, due to the planned conversion of its two units from coal to natural gas in 2026.

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

Effluent Limitations: In April 2024, EPA finalized effluent limitation guidelines and standards that set new water treatment standards for coal plants. As of the date of this report, Idaho Power does not believe that the new effluent limitation guidelines and standards will have a material impact on its jointly-owned and operated coal-fired facilities.

Resource Conservation and Recovery Act Matters

Under the Resource Conservation and Recovery Act, the EPA finalized changes to the coal combustion residual regulations for inactive surface impoundments at inactive electric utilities. The EPA is establishing groundwater monitoring, corrective action, closure and post closure care requirements for these areas. Idaho Power continues to work with the co-owners of its coal-fired generation plants to evaluate the potential impacts of these regulations, which could affect the amount of asset retirement obligations recorded in Idaho Power's consolidated balance sheets.

Invasive Species Management

Quagga mussels are an invasive species that were first detected in the Snake River system in 2023 in the mid-Snake River near Twin Falls in Idaho Power's service area. Quagga mussel infestations can clog and damage irrigation, hydropower, and water delivery facilities and increase the costs to maintain such facilities. The Idaho State Department of Agriculture (ISDA) treated the affected area in 2023 with a copper-based, EPA-approved treatment. ISDA sampling in September 2024 detected the continued presence of quagga mussels. As a result, the ISDA plans additional treatments in 2024 to eradicate quagga mussels in the affected area. As of the date of this report, Idaho Power cannot predict the extent to which the additional treatments will be successful in eradicating quagga mussels from the Snake River or the potential increase in other O&M expenses related to quagga mussel mitigation efforts. If a quagga mussel infestation occurs, it may result in increased other O&M costs for mitigation efforts and other adverse impacts for Idaho Power's operation of its hydropower facilities in any infested areas.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP's and Idaho Power's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and the allowance for uncollectible accounts. These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2023, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2024. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2024, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of September 30, 2024, IDACORP had $3.1 billion in fixed rate debt, with a fair value of approximately $3.0 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $362 million if market interest rates were to decline by one percentage point from their September 30, 2024 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Credit Risk

IDACORP is subject to credit risk based on Idaho Power's activity with market counterparties. Idaho Power is exposed to this risk to the extent that a counterparty may fail to fulfill a contractual obligation to provide energy, purchase energy, or complete financial settlement for market activities. Idaho Power mitigates this exposure by actively establishing credit limits; measuring, monitoring, and reporting credit risk; using appropriate contractual arrangements; and transferring of credit risk through the use of financial guarantees, cash, bonds, or letters of credit. Idaho Power maintains a current list of acceptable counterparties and credit limits.

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2024, Idaho Power posted $25 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of September 30, 2024, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $14 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2024, had not changed materially from that reported in Item 7A of the 2023 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2024, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2024, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024:

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

IDACORP, INC.
(Registrant)

Date:	October 31, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 31, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	October 31, 2024	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 31, 2024	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer