Form 10-K
period 2024-12-31
IDACORP INC; IDAHO POWER CO
filed 2025-02-20
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________________________

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices, zip code and telephone number			I.R.S. Employer Identification No.
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation: Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Idaho Power Company:	Preferred Stock
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☐	No	☒
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
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

IDACORP, Inc.	☐	Idaho Power Company	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
Aggregate market value of voting and non-voting common stock held by non-affiliates (as of June 30, 2024):

IDACORP, Inc.:	$4,936,181,233	Idaho Power Company:	None
Number of shares of common stock outstanding as of February 14, 2025:

IDACORP, Inc.:	53,977,012	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5
Available Information		7

Part I

Item 1	Business	8
	Information about our Executive Officers	21
Item 1A	Risk Factors	22
Item 1B	Unresolved Staff Comments	36
Item 1C	Cybersecurity	36
Item 2	Properties	37
Item 3	Legal Proceedings	38
Item 4	Mine Safety Disclosures	39

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	40
Item 6	[Reserved]	41
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	72
Item 8	Financial Statements	75
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A	Controls and Procedures	134
Item 9B	Other Information	138
Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	138

Part III

Item 10	Directors, Executive Officers, and Corporate Governance*	138
Item 11	Executive Compensation*	138
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	138
Item 13	Certain Relationships and Related Transactions, and Director Independence*	139
Item 14	Principal Accountant Fees and Services*	139

Part IV

Item 15	Exhibits and Financial Statement Schedules	140
Item 16	Form 10-K Summary	148

Signatures		149

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2025 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 IRP	-	2023 Integrated Resource Plan	IPUC	-	Idaho Public Utilities Commission
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IRP	-	Integrated Resource Plan
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC in May 2024	Jim Bridger plant	-	Jim Bridger power plant
2024 Oregon Settlement Stipulations	-	Settlement stipulations approved by the OPUC in September 2024 settling Idaho Power's general rate case filed with the OPUC in December 2023	kWh	-	Kilowatt-hour
ADITC	-	Accumulated Deferred Investment Tax Credits	LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan
AFUDC	-	Allowance for Funds Used During Construction	MATS	-	Mercury and Air Toxics Standards
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission line project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	MMBtu	-	Million British Thermal Units
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	Moody's	-	Moody’s Investors Service
BLM	-	U.S. Bureau of Land Management	MW	-	Megawatt
BPA	-	Bonneville Power Administration	MWh	-	Megawatt-hour
CAA	-	Clean Air Act	NAV	-	Net Asset Value
CO2	-	Carbon Dioxide	NEPA	-	National Environmental Policy Act
CPCN	-	Certificate of Public Convenience and Necessity	NMFS	-	National Marine Fisheries Service
CWA	-	Clean Water Act	North Valmy plant	-	Idaho Power’s jointly-owned coal-fired generating plant in Valmy, Nevada
EIS	-	Environmental Impact Statement	O&M	-	Operations and Maintenance
EPA	-	U.S. Environmental Protection Agency	OATT	-	Open Access Transmission Tariff
ESA	-	Endangered Species Act	OPUC	-	Public Utility Commission of Oregon
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	PPA	-	Power purchase agreement
FERC	-	Federal Energy Regulatory Commission	PSPS	-	Public safety power shutoff
FPA	-	Federal Power Act	PURPA	-	Public Utility Regulatory Policies Act of 1978
FSA	-	Forward sale agreement	REC	-	Renewable Energy Credit
GAAP	-	Accounting principles generally accepted in the United States of America	RFP	-	Request for proposals
GHG	-	Greenhouse Gas	SEC	-	U.S. Securities and Exchange Commission
GWW	-	Gateway West, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SIP	-	State Implementation Plan
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SMSP	-	Security Plans for Senior Management Employees I and II
IDACORP	-	IDACORP, Inc., an Idaho Corporation	SWIP-N	-	Southwest Intertie Project-North, a planned 285 mile, 500kV transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho
Idaho Power	-	Idaho Power Company, an Idaho Corporation	USFWS	-	U.S. Fish and Wildlife Service
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	Western EIM	-	Energy imbalance market implemented in the western United States
IDEQ	-	Idaho Department of Environmental Quality	WMP	-	Wildfire Mitigation Plan
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	WPSC	-	Wyoming Public Service Commission
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.

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
•expenses and risks associated with capital expenditures and contractual obligations for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete, are delayed, or that may not be deemed prudent by regulators for cost recovery or return on investment;
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers and generate revenues;
•the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased risks and costs of power demand potentially exceeding available supply;
•the potential financial impacts of industrial customers not meeting forecasted power usage ramp rates or amounts;
•impacts of economic conditions, including an inflationary or recessionary environment and interest rates, on items such as operations and capital investments, supply costs and delivery delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments and on the timing and extent of counterparties' power usage, and collection of receivables;
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
•abnormal or severe weather conditions, wildfires, droughts, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation, repair costs, service interruptions, PSPSs and de-energization, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;
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
•ability to acquire equipment, materials, fuel, power, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility (including as a result of new or increased tariffs), lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or reduced credit quality or lack of counterparty and supplier credit;
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
•unaligned goals and positions with co-owners of Idaho Power’s existing and planned generation and transmission assets;
•changes in tax laws or related regulations or interpretations of applicable laws or regulations by federal, state, or local taxing jurisdictions, and the availability of expected tax credits or other tax benefits;
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
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance and capital requirements, and in light of credit rating considerations, contractual covenants and restrictions, cash flows, and regulatory limitations;
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements or new interpretations of existing requirements; and
•changing market dynamics due to the emergence of day ahead or other energy and transmission markets in the western United States and surrounding regions.
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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 649,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2024. Approximately 547,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, education, and information technology. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 71 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.4 million.

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

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2024	2023	2022
Retail revenues (thousands of dollars):
Residential (includes $(2,686), $37,233, and $22,595, respectively, related to the FCA)	$700,586	$684,649	$645,236
Commercial (includes $(170), $1,338, and $922, respectively, related to the FCA)	397,385	378,330	347,970
Industrial	267,211	244,538	217,368
Irrigation	196,401	173,929	170,964
Deferred revenue related to HCC relicensing AFUDC(1)	(8,803)	(8,780)	(8,780)
Total retail revenues	1,552,780	1,472,666	1,372,758
Wholesale energy sales	73,908	63,421	66,519
Transmission wheeling-related revenues	79,173	80,357	80,527
Energy efficiency program revenues	27,581	31,948	33,197
Other revenues	89,523	114,502	88,039
Total electric utility operating revenues	$1,822,965	$1,762,894	$1,641,040
Energy sales (thousands of MWh):
Residential	5,964	5,903	6,056
Commercial	4,332	4,269	4,306
Industrial	3,680	3,538	3,510
Irrigation	1,995	1,805	1,950
Total retail energy sales	15,971	15,515	15,822
Wholesale energy sales	1,412	840	427
Energy sales bundled with RECs	1,406	1,255	892
Total energy sales	18,789	17,610	17,141

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

Competition: Idaho Power's electric utility business has historically been recognized as a regulated monopoly. However, Idaho Power competes with fuel distribution companies, including natural gas providers, in serving the energy needs of customers for space heating, water heating, and appliances. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, and energy efficiency measures, also have the potential to decrease Idaho Power sales to existing customers.

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

Power Supply

Overview: Idaho Power primarily relies on company-owned hydropower, coal-fired, and gas-fired generation facilities and long-term PPAs to supply the energy needed to serve customers and to make power sales into the wholesale markets. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year. Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.” In addition to existing generation resources, Idaho Power has agreements to own a 300 MW wind turbine generator power plant located in Sweetwater County, Wyoming, with a planned in-service date in 2027.

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

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. Idaho Power reached its highest all-time system peak demand of 3,793 MW on July 22, 2024. Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024. During these and other similar heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2024	2023	2022	2024	2023	2022
	(thousands of MWh)
Hydropower plants	7,203	6,548	5,347	54%	55%	48%
Steam-fired plants(1)	2,474	2,473	3,657	18%	21%	32%
Natural gas-fired plants	3,843	2,917	2,319	28%	24%	20%
Total system generation	13,520	11,938	11,323
Purchased power	6,541	7,027	7,178
Total power supply	20,061	18,965	18,501
(1) "Steam-fired plants" are composed of generation from plants that are fueled by only coal or by both coal and natural gas.

Hydropower Generation: Idaho Power operates 17 hydropower projects located on the Snake River and its tributaries. Together, these hydropower facilities provide a total nameplate capacity of 1,818 MW and have averaged total annual generation of approximately 7.7 million MWh over the last 30 years. The amount of water available for hydropower generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydropower facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summertime irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake

River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydropower projects on the Snake River.

In 2024, hydropower generation was 7.2 million MWh, an increase from the prior two years, due to above-normal snow accumulation throughout most of the Snake River basin. In 2023 and 2022, below-normal snow accumulation and drought conditions resulted in lower than average hydropower generation of 6.5 million and 5.3 million MWh, respectively. Idaho Power's 2025 estimate of annual generation from its hydropower facilities is between 6.5 million MWh and 8.5 million MWh.

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

PacifiCorp is the operator of the Jim Bridger plant. BCC supplies coal to the Jim Bridger plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2027. BCC has reserves to provide coal deliveries through the current term of the agreement, as well as reserves available to allow for an extension of the term agreement. Idaho Power has an established process approved by the IPUC for recovery of non-fuel, coal-related costs related to Idaho Power’s plan to end its participation in coal-fired operations at the Jim Bridger plant. The conversion from coal to natural gas of two generating units at the Jim Bridger plant was completed in the spring of 2024.

NV Energy is the operator of the North Valmy plant. Idaho Power expects to meet 2025 fuel requirements through existing inventory. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in coal-fired operations at unit 1 of the North Valmy plant in December 2019, as planned.

Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the North Valmy plant in 2026 and the remaining two units at the Jim Bridger plant in 2030. For more information on the 2023 IRP, refer to "Resource Planning" in this Item 1 – "Business." Idaho Power expects to seek approval from the IPUC and OPUC for any necessary adjustments to plant retirement dates to align with its current resource plan.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined-cycle combustion turbine power plant and the Danskin and Bennett Mountain natural gas-fired simple-cycle combustion turbine power plants. All three plants are located in Idaho. As noted previously, in the spring of 2024, the conversion of two units at the Jim Bridger plant from coal to natural gas-fired steam turbines was completed. In addition, Idaho Power plans to convert the two coal-fired units at the North Valmy plant to natural gas-fired steam turbines by mid-2026.

Idaho Power operates the Langley Gulch plant as a baseload unit and the Danskin and Bennett Mountain plants to serve load and meet peak supply needs. The natural-gas-fired units at the Jim Bridger plant operate to serve load and meet peak supply needs. The plants are also used to take advantage of wholesale market opportunities. Natural gas for all facilities is purchased based on system requirements and dispatch efficiency. The natural gas supplying the Idaho plants is transported through Idaho

Power's long-term gas transportation service agreements with the Williams-Northwest Pipeline for 95,584 MMBtu per day and Williams-Mt. West Overthrust Pipeline for 89,000 MMBtu per day. The Williams-Northwest Pipeline transport capacity will increase to 103,584 MMBtu per day in April 2025 and will increase to 161,263 MMBtu per day in November 2025. These transportation agreements vary in contract length but generally contain the right for Idaho Power to extend the term. In addition to the long-term gas transportation service agreements, Idaho Power has entered into long-term storage service agreements with Northwest Pipeline and Spire Inc. for 131,453 MMBtu and 1 billion cubic feet, respectively, of total storage capacity. The firm storage contract with Northwest Pipeline expires in 2043, while the contract with Spire begins in 2025 and ends in 2035. Idaho Power purchases and stores natural gas with the intent of fulfilling needs as identified for seasonal peaks or to meet system requirements.

As of February 14, 2025, Idaho Power had approximately 36.3 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of Langley Gulch, Danskin, Bennett, and Bridger power plants through August 2026. Idaho Power plans to manage the procurement of additional natural gas for the peaking units primarily on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

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

	Year Ended December 31,
	2024	2023	2022
Expense
Wholesale market purchases	$131,562	$243,319	$306,263
Long-term agreements (including PURPA)	293,520	258,212	238,082
Total purchased power expense	$425,082	$501,531	$544,345
MWh purchased
Wholesale market purchases	2,508	3,278	3,823
Long-term agreements (including PURPA)	4,033	3,749	3,355
Total MWh purchased	6,541	7,027	7,178
Cost per MWh from wholesale market purchases	$52.46	$74.23	$80.11
Cost per MWh from long-term agreement purchases	$72.78	$68.87	$70.96
Weighted average cost per MWh - all sources	$64.99	$71.37	$75.84

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

Resource Type	Non-PURPA Online (MW)	PURPA Online (MW)	Total Online (MW)	Under Contract but not yet Online (MW)	Total Projects under Contract (MW)
Wind	101	625	726	300	1,026
Solar	260	316	576	748	1,324
Hydropower	—	144	144	—	144
Other	35	43	78	—	78
Total	396	1,128	1,524	1,048	2,572

Idaho Power has agreements with non-PURPA solar projects for 200 MW, 125 MW, and 420 MW, expected to be online in 2025, 2026, and 2027, respectively. Idaho Power has one agreement with a non-PURPA wind project for 300 MW, that is scheduled to be online in 2027.

Battery Storage: Idaho Power utilizes batteries primarily to store power generated during periods of lower customer demand and deliver that power to serve customers during peak hours, especially early summer evenings when irrigation pumps and air conditioners drive up electrical demand. Through 2024, 227 MW of company-owned battery storage were installed, with another 330 MW expected to be in service by the end of 2027. Idaho Power entered into two 20-year agreements to utilize the storage capacity from a 150 MW battery storage facility scheduled to be online in June 2025 and a 100 MW battery storage facility scheduled to be online in April 2027. Idaho Power intends for this capacity to supplement a total of 557 MW of company-owned storage that it expects to be online by the end of 2027.

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

Idaho Power is jointly working with various partners on the development of three significant transmission projects. The B2H project is a proposed 300-mile, high-voltage transmission line between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho. The GWW project is a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation. The SWIP-N project is a planned 285-mile, high-voltage transmission line between the Robinson Summit substation near Ely, Nevada, and the Midpoint substation near Jerome, Idaho. The projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power biennially prepare an IRP. Idaho Power filed its most recent 2023 IRP with the IPUC and OPUC in September 2023 and expects to file its 2025 IRP in June 2025. Each IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term, mid-term, and long-term actions. The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power currently plans to use in its upcoming 2025 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The 2025 preliminary IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2025 IRP (preliminary)	8.3%	5.1%	2.7%	1.9%
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%

The 2023 IRP preferred resource portfolio and action plan provided for 8,436 MW of resource capacity partially offset by retirements of 841 MW of coal-fired generation and 706 MW of natural gas generation over the next 20 years to meet energy and capacity needs. The additions to resource capacity included 3,325 MW of solar, 1,800 MW of wind, 1,453 MW of storage, 360 MW of additional energy efficiency, 340 MW of hydrogen, 160 MW from demand response, and 30 MW of geothermal. In addition, the preferred resource portfolio included Idaho Power's complete exit from coal-fired generation by 2030 and the conversions of multiple jointly-owned coal-fired generation units to add 968 MW of natural gas generation capacity. Of the additional natural gas generation capacity, 706 MW are expected to be retired in 2038, resulting in a net addition of 261 MW of natural gas generation capacity through 2043. To support these resource additions, the preferred portfolio also included the B2H transmission line in 2026 and three GWW transmission line segments phased in with in-service dates from 2028 through 2040. However, as noted in the 2023 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, and the actual completion date and ownership allocations of the transmission projects. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio comprises 21 programs. The energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer at times of peak loads. The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand. This energy and demand reduction can reduce or delay the need for new generation and transmission infrastructure. Idaho Power’s programs include:

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

In 2024, Idaho Power’s energy efficiency programs reduced energy usage by approximately 138,000 MWh compared with 140,000 MWh in 2023. For 2024, Idaho Power had a demand response available capacity of approximately 323 MW. Idaho Power expended approximately $40 million and $42 million in 2024 and 2023, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Corporate Responsibility Initiatives

Overview: IDACORP’s and Idaho Power’s corporate governance and nominating committee, with considerable focus from the board of directors, is primarily responsible for the oversight of the companies’ corporate responsibility initiatives and both are regularly informed of the goals, measures, and results of the companies' corporate responsibility programs. Each committee of the board of directors is assigned a portion of the oversight of the companies' corporate responsibility programs. Idaho Power has established an internal steering committee led by senior management and composed of a cross-functional team of key employees from multiple departments to oversee corporate responsibility activities and inform leadership and the board of directors on related activities and matters it identifies as material to the company's operations and financial condition.

IDACORP and Idaho Power publicly release an annual corporate responsibility report and the most current report is located on Idaho Power’s website, together with other information on corporate responsibility issues relevant to Idaho Power. IDACORP's and Idaho Power's 2023 Corporate Responsibility Report released in April 2024 incorporated elements of the Sustainability Accounting Standards Board reporting framework, as well as the Edison Electric Institute (EEI) environmental, social, governance, and sustainability reporting template. The Corporate Responsibility Report and related website content are not incorporated by reference into this report. IDACORP’s and Idaho Power’s corporate responsibility initiatives include:

•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment; such as
◦the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045;
◦the sustainability benefits from the B2H, GWW, and SWIP-N transmission projects, which include integrating renewable energy generation and deferring or eliminating the need for development of additional fossil-fueled resources;
◦integrating renewable resources into Idaho Power's generation mix and identifying and investigating new generation and storage technologies; as part of this effort, Idaho Power has issued RFPs for additional energy resources, including renewables or natural gas resource convertible to hydrogen gas power, and to-date has procured solar power, battery storage, and wind as a result of those RFPs;
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
•promoting a culture of safety, integrity, and respect for all employees; and
•building strong community partnerships for healthy, sustainable economic development in Idaho Power’s service area.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of CO2 emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction for over a decade. In 2020, IDACORP’s and Idaho Power’s boards of directors approved an increased short-term goal to reduce carbon emission intensity by 35 percent for the period from 2021-2025 compared with 2005. In 2024, Idaho Power posted its updated emissions reduction report on its website containing short-, medium-, and long-term targets for further CO2 reductions. This report also includes target annual power generation levels and associated CO2 emissions and emissions intensity for the 2024-2043 period. The emissions reduction report is not incorporated in this report. Idaho Power has significantly reduced its CO2 emissions since the 2005 baseline year, primarily by decreasing its coal generation levels, including terminating its participation in coal generation at the North Valmy Unit 1 in 2019 and at the Boardman plant in 2020 and converting two units at the Jim Bridger plant from coal to natural gas in 2024, and also by upgrading its hydropower facilities, and through its energy efficiency, demand-side management, and cloud-seeding programs. Idaho Power plans to continue to reduce CO2 emissions in future years, including a medium-term goal with a targeted 88 percent reduction in annual CO2 emissions tons by 2030, compared with the 2005 baseline year. In 2019, Idaho Power announced its long-term goal to provide 100-percent clean energy by 2045.

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

Climate Change Resilience: For more than 100 years, Idaho Power has adapted to changes in temperatures, water conditions, economic conditions, and regulatory requirements. To address the physical impacts of climate change, Idaho Power conducts cloud-seeding operations, implements a WMP, enhances grid resiliency and reliability, and continues to further Snake River shading and in-stream river enhancement projects. Idaho Power considers climate-related impacts in planning efforts, plans and advocates for additional transmission capacity to integrate additional renewable energy onto its system, and identifies and investigates new technologies, including battery storage, hydrogen generation, and modular nuclear reactor technology.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment. Environmental regulation impacts Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, the modification of system operations to accommodate environmental regulations, and the cost of acquiring and complying with permits and licenses. In addition to generally applicable regulations, Idaho Power's jointly-owned coal-fired power plant, jointly-owned coal- and gas-fired power plant, natural gas combustion turbine power plants, and hydropower generating plants are subject to a broad range of environmental requirements, including those related to air and water quality, waste materials, and endangered species. For a more detailed discussion of these and other environmental issues, refer to Part II - Item 7 - MD&A - "Environmental Matters" in this report.

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future. Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding AFUDC (in millions of dollars):

	2025	2026-2027
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$54	$130
Investments in equipment and facilities at thermal plants	3	13
Total capital expenditures	$57	$143
Operating expenses:
Operating costs for environmental facilities - hydropower	$34	$78
Operating costs for environmental facilities - thermal	10	29
Total other O&M	$44	$107

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, GHGs and endangered species, could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover any increases in costs through the ratemaking process. Beyond changes in costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and potential early plant retirements cannot be fully recovered in rates on a timely basis.

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be as early as 2026; however, Idaho Power is unable to predict the exact timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $35 million to $45 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual capital expenditures and operating and maintenance costs to comply with the requirements of any new license.

Human Capital Management

Overview: Idaho Power's purpose is powering lives by safely providing reliable, affordable, clean energy. Idaho Power believes that it will prosper by committing to the needs, safety, and success of its customers, communities, employees, and owners. Idaho Power relies on its foundational core values to guide its plan and actions: safety first; integrity always; and respect for all.

To further its objectives, Idaho Power’s human capital management programs are designed to attract, retain, and develop high quality employees, without regard to race, color, religion, national origin, sex (including pregnancy), age, sexual orientation, gender identity, genetic information, veteran status, physical or mental disability, or marital status. Idaho Power believes it maintains a good relationship with its employees due to a strong safety culture, a respectful environment, opportunities for development, and competitive compensation and benefits. Idaho Power regularly conducts employee engagement surveys to seek feedback from its employees on a variety of topics, including safety reporting, support for development, understanding of the company’s objectives, communication, being treated with respect, and feeling valued. Idaho Power shares the survey results with employees, and senior management incorporates the results of the surveys in their action plans in order to respond to the feedback and improve employee relations.

As of December 31, 2024, IDACORP had 2,130 full-time employees, 2,122 of whom were employed by Idaho Power and 8 of whom were employed by Ida-West. IDACORP had 11 part-time employees, 8 of whom were employed by Idaho Power and 3 of whom were employed by Ida-West. Of IDACORP's full-time employees, 48 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: The companies’ management updates the full board of directors and its committees regularly on safety metrics, compensation for employees, benefit and pension programs, succession planning and training programs, and company culture initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation and human resources committee is responsible for overseeing employee compensation, benefit plans, general labor issues, company culture, and safety issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct, physical security risks relating to employees, and environmental compliance. The corporate governance and nominating committee is responsible for overseeing risks associated with governance, lobbying and government relations, political contributions, and social issues associated with employees as part of its corporate responsibility risk oversight function. The executive committee assists the board of directors in fulfilling its oversight responsibilities with respect to risk management processes generally.

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

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2024, the unamortized amount of IFS’s portfolio was approximately $55 million ($129 million in gross tax credit investments, net of $74 million of accumulated amortization). IFS generated tax credits of $7.5 million in 2024, $6.9 million in 2023, and $6.4 million in 2022. IFS received distributions related to fully-amortized real estate tax credit investments that reduced IDACORP's income tax expense by $1.6 million in 2024, $0.5 million in 2023, and $0.8 million in 2022.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $10 million in 2024, $9 million in 2023, and $8 million in 2022.

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

RYAN N. ADELMAN, 50
•Vice President of Power Supply of Idaho Power Company, August 2020 - present
•Vice President of Transmission & Distribution, Engineering and Construction of Idaho Power Company, October 2019 - August 2020

BRIAN R. BUCKHAM, 46
•Senior Vice President, Chief Financial Officer, and Treasurer of IDACORP, Inc. and Idaho Power Company, January 2024 - present
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2022 - December 2023
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - March 2022

MITCH COLBURN, 41
•Vice President of Planning, Engineering and Construction of Idaho Power Company, August 2020 - present
•Director of Engineering and Construction of Idaho Power Company, March 2020 - August 2020
•Director of Resource Planning and Operations of Idaho Power Company, January 2018 - March 2020

SARAH E. GRIFFIN, 55
•Vice President of Human Resources of Idaho Power Company, October 2019 - present

LISA A. GROW, 59
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present
•President of Idaho Power Company, October 2019 - June 2020

JAMES BO D. HANCHEY, 49
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present

JULIA A. HILTON, 47
•Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, March 2023 - present
•Deputy General Counsel and Director of Legal of Idaho Power Company, October 2019 - March 2023

JEFFREY L. MALMEN, 57
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

ADAM J. RICHINS, 46
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - present

AMY I. SHAW, 45
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

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. With the large amount of ongoing and projected investments and the associated regulatory lag in cost recovery, Idaho Power filed rate cases in Idaho in 2023 and 2024 and Oregon in 2023 and expects that it will likely file rate cases or seek other types of regulatory relief on a regular basis in the next few years. There can be no assurance that any rate case filed by Idaho Power will result in an outcome that is satisfactory for Idaho Power. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur unrecovered project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital, higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Part II - Item 7 - MD&A - "Regulatory Matters," and Note 3 - "Regulatory Matters" to the consolidated financial statements of Part II - Item 8 in this report.

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and an FCA mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions, fuel cost variability from factors including supply chain disruptions and inflation, supply and demand economics for fuel and power, the impact of high costs to purchase renewable energy under mandatory long-term contracts, and market price variability for power purchases from third parties based on seasonal demands and transmission system constraints. Changes in market dynamics due to the emergence of day ahead or other energy and transmission markets in the western United States could also increase the volatility of power supply costs. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect operating cash flow and liquidity until those costs are recovered. The FCA mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery. The power cost adjustment and FCA mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, changes to customer rates, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and economic conditions. Continued inflationary pressures, including as a result of new or increased tariffs or other trade restrictions, or an economic downturn or recession, could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a long-term decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations, such as a desire for increased renewable or low GHG-emitting sources of energy, increased customer rates as a result of recent rate cases and any future rate cases, and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers.

While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,032 kWh in 2012 to 914 kWh in 2024. There is also no guarantee that Idaho Power will continue to experience an increase in the number of customers at the current rate of growth or at all. Rate mechanisms, such as the Idaho FCA for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. Idaho Power is experiencing a rapid addition of new industrial and commercial customer load. It is possible that such new industrial and commercial customers may not meet forecasted power usage ramp rates or amounts. The loss of loads resulting from any of these events may result in excess infrastructure and stranded costs and require IDACORP and Idaho Power to modify or eliminate large generation, storage, or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. Idaho Power's 2023 IRP preferred resource portfolio and action plan included a need to acquire significant generation and storage resources to meet forecasted increasing energy and capacity needs. There can be no assurance that these energy and capacity needs will not change or that the resources will be adequate to meet load demands, in which case Idaho Power would need to rely on additional wholesale power purchases and would be subject to the volatility of wholesale markets. If the incremental costs associated with unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

Liability from fires could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations, and Idaho Power's WMP and other protocols may not prevent such liability. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, have exposed, and in the future could expose, Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations and rising tree mortality rates have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside Idaho Power's right-of-way into a powerline, igniting a fire and increasing the severity of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Idaho Power spends significant resources on initiatives designed to mitigate wildfire risks, including through its WMP, but there is no assurance that the WMP and other protocols will be successful or effective in reducing wildfire-related losses. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States, as well as utility companies facing claims for significant damages resulting from wildfires. Idaho Power maintains insurance coverage for such risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs due to self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power, its contractors, and its customers have experienced coverage reductions and increased wildfire insurance costs and may continue to do so in future years. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s business, financial condition, and results of operations could be materially affected.

New advances in power generation, energy efficiency, alternative energy sources, or other technologies that impact the power utility industry could decrease customer energy demand and revenues, which could have implications for generation and system planning. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, renewable energy, energy storage, customer-owned generation, and energy efficiency. In particular, in recent years the net cost of solar and wind generation and storage technology has decreased significantly, and there are federal and state regulations, laws, and other incentives in place to help further reduce the net cost of solar, wind, and energy storage facilities. There is potential that customer-owned solar power generation systems could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power builds and manages its distribution systems and substantial grid infrastructure costs, and at the same time reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. These changes in technology could also alter the channels through which customers buy or utilize energy, including the potential formation of community-based, cooperative ownership or municipal structures, which could reduce Idaho Power's revenues or impact Idaho Power's expenses. A reduction in load, however, would not necessarily reduce Idaho Power's need for ongoing investments in its infrastructure to reliably serve its customers. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency could result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would adversely impact IDACORP's and Idaho Power's financial condition and results of operations.
Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology and increasingly complex operational technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks on energy infrastructure within the energy industry and on Idaho Power specifically in the past, and there are likely to be additional attacks in the future. Idaho Power and its vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and confidential information or to disrupt operations. The utility industry is continuing to experience an increase in the frequency and sophistication of cybersecurity incidents.

Some of Idaho Power's facilities are deemed "critical infrastructure" under federal standards, in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability, or operability of the bulk electric power system, national economic security, and public health and safety. Infrastructure facilities, such as power generation facilities and electric transmission or distribution facilities, could be direct targets of, or potential indirect casualties of, an act of terror or war or cyber or physical attack (whether originating internal to Idaho Power or externally), which might affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a long-term power outage due to grid disturbances or disruptions on a neighboring interconnected grid system. Cyber and physical threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power through process breakdowns, human error, security architecture or design vulnerabilities, or by third parties through cyber or physical security attacks, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on Idaho Power.

Idaho Power's business operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. Idaho Power’s technology systems are dependent upon connectivity to the internet and third-party vendors to host, maintain, modify, and update its systems, which may experience significant system failures or cyber attacks that could compromise the security of Idaho Power’s assets and information. All information technology systems are vulnerable to being disabled, unauthorized access, unintentional defects, user error, errors in system changes, and cybersecurity incidents. Idaho Power is in the process of pursuing complex business system upgrades, and these significant changes increase the risk of system interruption. Any data security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in Idaho Power's information technology systems or on third-party systems, including customer or employee data, could result in violations of privacy and other laws and associated litigation and liability for damages, fines, and penalties; financial loss to Idaho Power or to its customers; customer dissatisfaction or diminished customer confidence; and damage to Idaho Power’s reputation, all of which could materially adversely affect Idaho Power's financial condition and results of operations.

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

Changes in capital expenditures for infrastructure and the risks associated with permitting and construction of utility infrastructure can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in power supply, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, short-term and long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure as described in Idaho Power's 2023 IRP. Idaho Power is participating in three high-voltage transmission line projects and has also entered into contracts to purchase and own 300 MW of wind generation and 1,320 MWh of new battery storage assets expected to come online from 2025 to 2027, as well as issued RFPs for new resources, which are intended to help meet increasing customer energy demands. The level of investments that Idaho Power expects to make in capital improvements and expenditures for infrastructure projects over the next five years is roughly double what it was in the immediately preceding five years. These projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•the ability to timely obtain labor or materials at reasonable costs;
•defaults and delays by suppliers and contractors, including delays for specialty equipment that require significant lead times;
•increases in price and limitations on availability of commodities, materials, and equipment;
•imposition of tariffs or other trade restrictions on commodities, materials, and equipment;
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

Demand for power could exceed supply, particularly in light of the rapid addition of new industrial and commercial customer load, resulting in deliverability risks and increased costs for, or difficulty in, purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities. Idaho Power's 2023 IRP identified a low-cost preferred resource portfolio and action plan for the next 20-year period that includes adding substantial renewable resources and the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. As Idaho Power implements the IRP's action plan, it remains obligated to provide reliable and affordable energy to its customers, but there are certain potential deliverability and cost risks associated with implementation. These risks include, but are not limited to, (1) the failure to timely obtain or construct additional resources to meet forecast needs related to load growth, (2) the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, (3) increased renewable energy generation presenting risks of uncertainty and variability that could be further compounded as neighboring systems transition towards increasing levels of renewable resources, and (4) increased potential resource volatility due to changes in the energy market. During peak periods, power demand could exceed, and on occasion has exceeded, Idaho Power’s available generation capacity, particularly if Idaho Power’s power plants are not performing as anticipated and additional resources and battery storage are not available as needed to meet demand. Competitive market forces or adverse regulatory actions may require Idaho Power to purchase capacity and energy from the market, if such resources are even available for purchase, or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, Idaho Power may be unable to recover these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates, which could have negative impacts on operations and cash flows.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During 2024 and 2023, 54 percent and 55 percent, respectively, of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of factors such as precipitation and snowpack, the timing of run-off, requirements for flood control, and the availability of water in the Snake River Basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, regulations related to GHG emissions, changes in technology, moratoriums on federally leased coal, and increases in coal lease costs. Natural gas transportation to Idaho Power's three natural gas plants in Idaho is limited to one primary pipeline, and natural gas transportation to the Jim Bridger plant is also limited to a separate, single pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Idaho Power's current coal supply arrangements are under long-term contracts for coal originating in Wyoming, Utah, and Colorado, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, those regions. Idaho Power may from time to time enter into new, or renegotiate, these contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience regulatory, financial, or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Disruptions in transportation of fuel and defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power's failure to provide service due to such disruptions may also result in fines, penalties, or cost disallowances through the regulatory process. Idaho Power may not be able to fully or timely recover these increased costs through rates and power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s power supply, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry, including circumstances causing power outages, injuries and property damage, loss of life, and fires. Operating risks associated with Idaho Power's power supply, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, changes necessitated by environmental legislation or litigation, labor disputes or attrition, accidents and workforce safety matters, environmental damage, property damage, wildfires, acts of terrorism or war or sabotage (both cyber and asset-based), disruptions in supply chains or price increases resulting in the inability to obtain needed equipment or materials on reasonable terms or at all, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Idaho Power maintains business continuity and disaster recovery plans, but such plans may be inadequate or not function as anticipated, which could result in delayed recovery after any such events. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties (including tort liability), and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, during high-load periods and other extraordinary events such as wildfires, the transmission system servicing Idaho Power's service area in the past has been, and in the future may be, constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third-parties' facilities could be adversely affected by unexpected or uncontrollable events, such as wildfires. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third-party contractors to perform work on its power supply, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, reputational harm, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, acts of terrorism or war, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially adversely affected.

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

The impacts of turnover in a workforce with specialized utility-specific functions and the inability to hire qualified third-party vendors could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power does not have employment contracts with its officers or key employees and cannot guarantee that any member of its management or any key employee at the IDACORP parent or any subsidiary level will continue to serve in any capacity for any particular period of time. Employee retention and recruitment may also be negatively impacted by more flexible remote work opportunities, higher pay offered by other employers, lower cost of living in other areas, or other factors. The loss of skills and institutional knowledge of experienced employees, the failure to foster an innovative, welcoming, and respectful company culture in order to hire appropriately qualified employees, the costs associated with attracting, training, and retaining such employees to replace skilled individuals who retire or leave Idaho Power or the inability to do so, and the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power could incur increased costs as a result of such turnover due to a loss of knowledge, errors due to inexperienced employees, substantial training time, loss of productivity, increased compliance issues, and other factors.

Idaho Power also hires third-party vendors to assist in performing a variety of ordinary business functions, such as power plant maintenance, data warehousing and management, software development and licensing, electric transmission and distribution operations, billing and metering processes, and vegetation management, among other things. In recent years, Idaho Power has experienced increased competition and rising prices for many forms of third-party vendor services. While Idaho Power does not rely entirely on third-party vendors for many of these business functions, the unavailability of such vendors at a reasonable cost or at all could adversely affect the quality and cost of Idaho Power's electric service and negatively impact its results of operation.

Co-owners of Idaho Power’s generation and transmission assets may have unaligned goals and positions due to the effects of legislation, regulations, capital requirements, load growth amounts, changes in its industry, or other factors, which could at times adversely impact Idaho Power’s ability to construct and operate those facilities in a manner most suitable to Idaho Power. Idaho Power owns certain of its generation and transmission assets jointly with other owners, with varying ownership interests in such facilities, and Idaho Power plans to develop and own assets jointly in the future. While there are advantages to joint ownership of resources, there are also restrictions imposed by the joint ownership and operating agreements for those facilities that provide rights, but also restrictions, on when and how the facilities are constructed and on how they are operated. Changes in the nature of Idaho Power’s industry and the economic viability of certain plants and facilities, including impacts resulting from types and availability of other resources, fuel costs, and legislation and regulation, together with timing considerations related to expiration of permits or leases or other agreements for such facilities and other factors, could result in unaligned positions among co-owners. While Idaho Power negotiates and enforces its rights and obligations thoughtfully, differences in the co-owners’ willingness or ability to continue their participation or the timing of facility construction, modification, or decommissioning could lead to restrictions and disruptions to operations, adverse financial impacts to Idaho Power, and/or uncertainty related to the resulting cost recovery of such assets.

Legal and Compliance Risks

Legal and compliance risk relates to risks arising from government and regulatory action and from legal proceedings and compliance with applicable laws, rules, orders, regulations, policies, and procedures, including those related to financial reporting, environment, health, and safety, and potential changes in legal requirements.

Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. Legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, changes in tax policy or utility regulation, carbon-reduction initiatives, infrastructure renewal programs, climate change and environmental regulation, and modifications to accounting and public company reporting requirements. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. Under the new Presidential Administration, Idaho Power expects laws, regulations, executive orders, and policies relating to environmental compliance, tax, and other matters to change from those of the previous Presidential Administration and could require IDACORP and Idaho Power and some of their customers to modify their business strategy, activities, and projects due to change or uncertainty in the regulatory environment. For example, in January 2025, the United States again opted out of the Paris Agreement on climate change that would require commitments related to GHG emissions, among other things. It is possible that a future Presidential Administration may cause the United States to adopt the Paris Agreement again or enter into a similar agreement. Many states and localities may continue to pursue climate policies in addition to federal mandates. Failure to comply with environmental laws and regulations, even if such non-compliance is caused by factors outside of Idaho Power's control, may result in the assessment of civil or criminal penalties or fines, or government enforcement actions. Idaho Power could also become subject to climate change lawsuits and an adverse outcome could require substantial expenditures and could possibly require payment of damages. IDACORP and Idaho Power expect federal, state, and local governmental authorities to implement various recent and future executive orders from the new Presidential Administration and are unable to predict whether and to what extent such actions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies. Idaho Power is unable to estimate the costs of complying with such legislative or regulatory changes due to the uncertainties associated with the nature and implementation of the changes, and may not be able to recover the associated costs. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in income tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. These judgments may include estimates for potential outcomes regarding tax positions that may be subject to challenge by the taxing authorities. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal, or through litigation. The outcome of potential future income tax proceedings or laws, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances, the treatment from a ratemaking perspective of any net income tax expense (including from increased tax rates) or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. The unavailability of expected tax credits or other tax benefits, whether due to a change in law, interpretation, or otherwise, could also have an adverse impact on the economic viability of certain of its planned or existing facilities. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. IDACORP's and Idaho Power's operations are subject to a number of federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, natural resources, endangered species and wildlife, renewable energy, climate change, and health and safety. Many of these laws and regulations are described in Part II - Item 7 - MD&A - "Environmental Matters” in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals. Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements. Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulations. However, it is possible that federal, state, and local authorities could attempt to enforce more stringent standards, stricter regulation, and more expansive application of environmental regulations.

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

In addition, some environmental regulations are currently subject to litigation or other uncertainty, including due to changes instituted by the new Presidential Administration. As a result, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. In 2019, Idaho Power announced its long-term goal to serve customers with 100-percent clean energy by 2045, and Idaho Power has short-term and medium-term goals for CO2 emission reductions, which could impact infrastructure resource decisions and costs. Idaho Power's ability to achieve these targets are subject to a number of risks and uncertainties, including the company's regulatory obligation to serve its customers, the availability and cost of new generation resources, legal and permitting requirements, system operation and energy integration, and grid balancing, among others. Additionally, Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, terminated, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in Item 7 - MD&A in this report.

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

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, long-term debt, and equity securities as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. Credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities on favorable terms and comply with debt covenants. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and IDACORP's and Idaho Power's ability to issue long-term debt, commercial paper, and equity securities is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper, short-term or long-term debt, or equity securities on reasonable terms or at all. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on IDACORP's and Idaho Power's operating results. Changes in interest rates may also impact the fair value of the debt securities in Idaho Power's pension funds, as well as Idaho Power's ability to earn a return on short-term investments of excess cash. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

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

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing. In addition, IDACORP's or Idaho Power's credit ratings may change as a result of change in the methodologies used by the various rating agencies. Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, reduce the pool of potential lenders, increase borrowing costs under the Credit Facilities, limit access to the commercial paper market, require the companies to pay a higher interest rate on their debt, limit the ability of IDACORP to declare and make dividends, and require the companies to post additional performance assurance collateral with transaction counterparties. If access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets, or other factors, IDACORP's and Idaho Power's ability to pursue improvements or acquisitions (including generating capacity and transmission assets, which may be necessary for future growth), liquidity, financial condition, and results of operations could be adversely affected.

Stakeholder actions and regulatory activity related to sustainability matters, particularly global climate change and reducing GHG emissions, could negatively impact IDACORP and Idaho Power. The power and gas utility industry faces stakeholder scrutiny related to sustainability matters. Certain stakeholders, such as investors, customers, suppliers, and lenders focus on the impact and social cost associated with climate change. Customers, suppliers, or other stakeholders could pursue, and in some cases have pursued, alternatives to Idaho Power's services or business as a result of their sustainability-related expectations. GHG emissions, including, most significantly CO2, could be further restricted in the future in response to additional state and federal regulatory requirements, increased scrutiny, and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. If new laws, regulations, or enforcement policies were to become effective, they could result in significant additional compliance and remediation costs that could negatively impact Idaho Power's future financial position, results of operations, and cash flows if such costs are not timely recovered through regulated rates. In addition, the focus on climate change and regulatory and legal requirements may result in Idaho Power facing adverse reputational risks associated with certain of its operations producing GHG emissions. If Idaho Power is unable to satisfy the climate-related expectations of certain stakeholders, IDACORP and Idaho Power may suffer reputational harm, which could cause IDACORP’s stock price to decrease or cause certain investors and financial institutions not to purchase the companies’ debt or equity securities or otherwise provide the companies with capital or credit on favorable terms, which may cause IDACORP’s and Idaho Power’s cost of capital to increase.

Idaho Power’s energy risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into economic hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. In 2024, Idaho Power recorded losses on economic hedges of $63.3 million, compared with $16.2 million of losses in 2023. At times, Idaho Power’s energy risk management policy results in Idaho Power entering into economic hedges in an environment where prices are high, and if prices are lower at the time the economic hedge settles, Idaho Power will record losses on the economic hedges. Depending on the volume of economic hedges and the degree of price volatility, those losses can be substantial, and the power cost adjustment mechanisms generally provide that Idaho Power will incur a portion of those losses. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control rates in market-based sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations. Idaho Power has additional indirect credit exposures to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts, by vendors for infrastructure development projects, and by customers or potential customers. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the vendor, supplier, customer, or potential customer would need to replace the security with an acceptable substitute, which may be impracticable and may expose Idaho Power to losses resulting from a default of the counterparty. If the security were not replaced, the counterparty could be in default under the contract and Idaho Power's remedies for default may be inadequate to fully compensate Idaho Power for its losses. Further, the bankruptcy or insolvency of a counterparty to commodity or other transactions could impair Idaho Power’s ability to collect amounts receivable from those counterparties, potentially including the ability to collect or retain collateral posted by a counterparty.

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

If the assumptions underlying coal mine reclamation at BCC and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. BCC, an indirect jointly-owned investment of Idaho Power located in the state of Wyoming, uses surface mining to extract coal to be used for power generation at the Jim Bridger plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. BCC’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust and posts collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover such projected mine reclamation costs pursuant to the laws of the state of Wyoming. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly, or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments. IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power. IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other means. The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory and legal restrictions, tax obligations, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Note 6 - "Common Stock" to the consolidated financial statements included in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

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
•announcements by IDACORP and Idaho Power of significant contracts, acquisitions, divestitures, joint ventures, or capital commitments;
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

IDACORP's charter and bylaws and Idaho or Oregon law could delay or prevent a change in control that shareholders may favor. The terms of some of the provisions in IDACORP's articles of incorporation and bylaws and provisions of Idaho or Oregon law could delay or prevent a change in control that shareholders may favor or may impede the ability of shareholders to change IDACORP's management. In particular, the provisions of IDACORP's articles of incorporation and bylaws authorize issuance of up to 20,000,000 shares of preferred stock without further action by shareholders; limit the shareholders’ right to remove directors, fill vacancies, and change the number of directors; regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and require a supermajority vote of shareholders to amend certain provisions. IDACORP is also subject to the provisions of the Idaho Control Share Acquisition Act and the Idaho Business Combination Act, which provide for certain procedures and restrictions in connection with acquisitions or business combinations. In addition, Oregon law requires shareholders to obtain advance approval from the OPUC before acquiring 5% stock ownership in an Oregon public utility. Any of the above provisions could delay or prevent a change in control of Idaho Power.

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

A dedicated cybersecurity team lead by a cybersecurity manager and director of security oversee the assessment and management of risks from cybersecurity threats on a day-to-day basis at IDACORP and Idaho Power. The cybersecurity manager reports to Idaho Power's director of security. The cybersecurity team has a range of expertise including architecture, forensics, cloud, incident response, auditing/logging, and software administration, with several industry-recognized certifications among the team, including Certified Information Systems Security Professional and Certified Information Security Manager.

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

Utilities are the operators of critical infrastructure and maintain sensitive information, and as such the industry has been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and confidential information to disrupt operations or for monetary gain. Idaho Power, like other entities in the utility industry, is experiencing an increase in the frequency and sophistication of these attempts. For the year ended December 31, 2024, and the subsequent period to the date of this report, IDACORP and Idaho Power believe that no risks from known cybersecurity incidents have materially affected or are reasonably likely to materially affect IDACORP or Idaho Power, including their business strategy, results of operations, and financial condition. However, the companies can provide no assurance that there will not be cybersecurity threats or incidents in the future or that any such threat or incident will not materially affect the companies, including their business strategy, results of operations, or financial condition. For more information regarding the risks the companies face from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, battery storage, transmission, and distribution facilities. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is composed of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in a coal-fired and natural gas-fired steam generating plant located in Wyoming and a coal-fired steam generating plant in Nevada. As of December 31, 2024, the system also includes approximately 4,755 pole miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 12 switching stations, 30 mixed-use transmission and distribution substations, 187 energized distribution substations (excluding mobile substations and dispatch centers), approximately 29,660 linear miles of distribution lines, and a capacity of 908 MWh of battery storage, comprised of 7 facilities, located in southern Idaho and eastern Oregon.

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

Through IERCo, Idaho Power owns a one-third interest in BCC and coal leases near the Jim Bridger plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (Kilowatt (kW))(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:(2)
Lower Salmon	60,000	2034
Bliss	75,038	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
HCC: Brownlee, Oxbow, and Hells Canyon	1,276,076	2005	(3)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,898	2040
Other Hydropower:
Clear Lake - Thousand Springs	9,300
Total Hydropower	1,818,489
Steam and Other Generating Plants:
Jim Bridger Units 1 and 2 (gas-fired)(4)(5)	388,008
Jim Bridger Units 3 and 4 (coal-fired)(4)(5)	387,278
North Valmy Unit 2 (coal-fired)(4)(6)	144,900
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,453
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,687,339
Total Generation	3,505,828
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
(5) The conversion of two generating units from coal to natural gas at the Jim Bridger plant was completed in the spring of 2024. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two remaining generating units from coal to natural gas at the Jim Bridger plant in 2030.
(6) Pursuant to an agreement with NV Energy, Idaho Power ceased participation in coal-fired operations of North Valmy in December 2019 at unit 1. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two generating units at the North Valmy plant from coal to natural gas in 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange under the trading symbol "IDA". On February 14, 2025, there were 6,768 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - MD&A - "Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends, see Note 6 - "Common Stock" to the consolidated financial statements in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2024.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the EEI Electric Utilities Index. The data assumes that $100 was invested on December 31, 2019, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2019
IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Period Ending December 31

    Source: Bloomberg and EEI

	2019	2020	2021	2022	2023	2024
IDACORP	$100.00	$92.53	$112.38	$110.06	$103.50	$118.97
S&P 500	100.00	118.39	152.34	124.72	157.48	196.85
EEI Electric Utilities Index	100.00	98.84	115.76	117.09	106.91	127.32

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2023 compared with 2022 can be found in their Annual Report on Form 10-K for the year ended December 31, 2023. See Part II - Item 7 - MD&A in that report for further information on the companies' prior period results of operations. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

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

Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments; and Ida-West, an operator of small PURPA-qualifying hydropower generation projects.

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements, notable events, and milestones during 2024 and during 2025, through the date of this report, include the following:

•IDACORP achieved net income growth for a seventeenth consecutive year in 2024.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In December 2024 and January 2025, the IPUC issued an order and an errata to the order, respectively, in Idaho Power's limited issue rate case filing, with new rates effective January 1, 2025, designed to increase annual Idaho-jurisdiction retail revenue by $50.1 million. In addition, in September 2024, the OPUC approved three partial settlement stipulations related to Idaho Power's Oregon general rate case filing that it made in December 2023, with rates effective October 15, 2024, designed to increase annual Oregon-jurisdiction retail revenue by $6.7 million. The Idaho limited issue rate case and Oregon general rate case filings are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report and in "Regulatory Matters" in this MD&A.
•Idaho Power's customer count grew 2.6 percent in 2024 and Idaho Power's MWh sales to retail customers in 2024 were the highest in its history, surpassing the previous record set in 2022, reflecting considerable growth in its service area.
•Idaho Power reached new winter and summer peaks during 2024. Idaho Power's new winter peak demand of 2,719 MW and summer peak demand of 3,793 MW were reached on January 16, 2024 and July 22, 2024, respectively. The prior highest demand peaks were 2,604 MW and 3,751 MW, reached in December 2022 and June 2021, respectively.
•In 2024, Idaho Power’s reliability metrics continued to be among the best in company history, as Idaho Power provided uninterrupted service to its retail customers 99.96 percent of the time.
•Idaho Power’s third-party ratings for residential and business customer satisfaction remain strong – it was the third-ranked utility among peers in the segment for overall customer satisfaction, the highest in the segment for business customer satisfaction, and the third highest in the segment for residential customer satisfaction in 2024.
•In September 2024, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.83 per share to $0.86 per share, as a part of a 187 percent increase in quarterly dividends approved over the last thirteen years.

•In connection with its resource planning process, Idaho Power has updated the estimate of load growth that it intends to use for its 2025 IRP. While subject to adjustment, Idaho Power currently plans to use an 8.3 percent annual rate of growth in retail sales volumes over the 2025-2029 time period, representative of anticipated continued strong growth in Idaho Power's service area.
•Idaho Power's estimate of capital expenditures from 2025 to 2029 is in the range of $5.4 billion to $6.1 billion. Part of the increase is driven by Idaho Power's need to acquire additional power supply and transmission resources to meet growing demand. Idaho Power has procured resources under several RFPs, and has RFPs for 2028 and 2029 resources outstanding.

Summary of 2024 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2024	2023	2022
Idaho Power net income	$280,605	$256,810	$254,867
Net income attributable to IDACORP, Inc.	$289,174	$261,195	$258,982
Average outstanding shares – diluted (000’s)	52,615	50,806	50,699
IDACORP, Inc. earnings per diluted share	$5.50	$5.14	$5.11

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2024, from the year ended December 31, 2023 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2023		$261.2
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment and FCA mechanisms	52.7
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	19.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	4.5
Transmission wheeling-related revenues, net of PCA mechanism impacts	(3.0)
Other O&M expenses	(61.1)
Depreciation expense	(28.1)
Other changes in operating revenues and expenses, net	30.8
Increase in Idaho Power operating income	14.8
Non-operating expense, net	(2.2)
Additional ADITC amortization	29.8
Income tax expense, excluding additional ADITC amortization	(18.6)
Total increase in Idaho Power net income		23.8
Other IDACORP changes (net of tax)		4.2
Net income attributable to IDACORP, Inc. - December 31, 2024		$289.2

IDACORP's net income increased $28 million for 2024 compared with 2023, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of power cost adjustment and FCA mechanisms, increased operating income by $52.7 million in 2024 compared with 2023. This benefit was primarily due to an overall increase in Idaho base rates, effective January 1, 2024, per the terms of the 2023 Settlement Stipulation. For more information on the 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Idaho Power's customer growth of 2.6 percent added $19.0 million to Idaho Power's operating income in 2024 compared with 2023. Usage per retail customer increased operating income by $4.5 million in 2024 compared with 2023. Overall, usage per customer was relatively flat for most customer classes, with irrigation customers representing an increase, as higher temperatures during the summer led irrigation customers to run irrigation pumps more frequently.

Transmission wheeling-related revenues, net of PCA impacts, decreased $3.0 million during 2024 compared with 2023. Effective January 1, 2024, financial settlement of transmission line losses were subject to the PCA mechanism, as approved in the 2023 Settlement Stipulation, resulting in a smaller contribution of those revenues to net income compared with 2023 when the financial settlement of transmission losses was not subject to the PCA mechanism.

Other O&M expenses in 2024 were $61.1 million higher than in 2023, primarily related to approximately $17.7 million of increased pension-related expenses and an approximate $29.5 million increase in wildfire mitigation program and related insurance expenses. Both of these increases were partially offset by increases in retail revenues, as more of those costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses. These increases were partially offset by an $8.5 million increase in deferral of other O&M expenses related to the conversion from coal to natural gas for two units at the Jim Bridger plant.

Depreciation expense increased $28.1 million in 2024 compared to 2023, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $30.8 million in 2024 compared to 2023, due partially to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. More moderate wholesale natural gas and power market prices in the western United States and increased wholesale energy sales decreased Idaho Power's net power supply expenses in 2024 compared with 2023. In addition, property taxes contributed to the increase from 2023 to 2024, due primarily to the successful conclusion of multi-year litigation efforts challenging Idaho and Oregon property tax valuations, which resulted in refunds of prior year taxes being finalized in 2024. The change was also partially due to the timing of recording and adjusting regulatory accruals and deferrals.

Non-operating expense, net, increased $2.2 million in 2024 compared with 2023. Interest expense on long-term debt increased in 2024 compared with 2023, due primarily to an increase in long-term debt balances. In addition, Idaho Power's earnings from its investment in BCC decreased due to a decrease in the amount included and recovered in base rates pursuant to the 2023 Settlement Stipulation. These increases were partially offset by an increase in AFUDC income in 2024 compared with 2023, as the average construction work in progress balance was higher. Additionally, interest income increased due to higher average cash balances and interest rates compared with 2023.

Idaho Power recorded $29.8 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during 2024, but recorded no additional ADITC amortization during 2023. The $18.6 million increase in income tax expense, excluding additional ADITC amortization, in 2024 compared with 2023 was primarily due to higher income before income taxes and variances in flow-through tax adjustments.

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

•Regulatory Filings: The prices that Idaho Power is authorized to charge for its electric and transmission service are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power is focused on timely recovery of its costs through filings with its regulators and prudent management of expenses and investments.

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a limited-issue rate case in Idaho on May 31, 2024. The IPUC approved, with modifications, the limited-issue rate case in December 2024, with rates effective January 1, 2025, designed to increase annual Idaho-jurisdiction retail revenue by $50.1 million. In September 2024 the OPUC approved the 2024 Oregon Settlement Stipulations related to Idaho Power's Oregon general rate case filing, designed to increase annual Oregon-jurisdiction retail revenue by $6.7 million. The IPUC order related to the limited-issue rate case and the 2024 Oregon

Settlement Stipulations are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Given the limited-scope nature of the filing Idaho Power made in 2024 and its ongoing infrastructure investment, Idaho Power believes it is likely that it will file a general rate case in Idaho during 2025, as early as May 2025.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H, GWW, and SWIP-N projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and Idaho Power is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding, but the company incurs the cash requirements of constructing and the costs of financing those resources before they are in rates and customer revenues.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. In 2024, Idaho Power's customer count grew by 2.6 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase for the foreseeable future.

Idaho Power is preparing its 2025 IRP, its 20-year forecast of load and power supply resource options. Included in the below table are the load forecast assumptions the company anticipates using in the 2025 IRP as of the date of this report, and for comparison purposes, the analogous average annual growth rates Idaho Power used in the prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2025 IRP (preliminary)	8.3%	5.1%	2.7%	1.9%
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%

Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power's prior all-time summer peak demand was 3,751 MW, set in June 2021. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H, GWW, and SWIP-N transmission projects, along with other capacity, energy, and transmission resource procurements, described in "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation resources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessen the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2025, Idaho Power expects generation from its hydropower resources to be in the range of 6.5 million to 8.5 million MWh, compared with 7.2 million MWh in 2024 and average total annual hydropower generation of approximately 7.7 million MWh over the last 30 years.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities, long-term PPAs (including PURPA agreements), and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, generation resource maintenance outages, wholesale energy market prices, transmission availability, and the outcome of Idaho Power’s hedging programs. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse earnings impacts to Idaho Power of fluctuations in power supply costs. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its North Valmy plant, ceasing participation in coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that included the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. Units 1 and 2 at the Jim Bridger plant were successfully converted to natural gas in the second quarter of 2024. In July 2024, Idaho Power executed an agreement with its co-owner to facilitate the planned conversion of the two units at the North Valmy plant from coal to natural gas by mid-2026.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest health. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has adopted a WMP that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; PSPS protocols; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2024 are compared with 2023.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years ended December 31.

	2024	2023
Retail energy sales	15,971	15,515
Wholesale energy sales	1,412	840
Energy sales bundled with RECs	1,406	1,255
Total energy sales	18,789	17,610
Hydropower generation	7,203	6,548
Steam generation(1)	2,474	2,473
Natural gas-fired and other generation	3,843	2,917
Total system generation	13,520	11,938
Purchased power	6,541	7,027
Line losses	(1,272)	(1,355)
Total energy supply	18,789	17,610

(1) "Steam generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

For purposes of illustration, Boise, Idaho weather-related information for the last two years ended December 31 is presented in the table that follows.

	2024	2023	Normal(2)
Heating degree-days(1)	4,844	5,042	5,321
Cooling degree-days(1)	1,432	1,342	1,045
Precipitation (inches)	15.6	13.8	11.5

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

Sales Volume and Generation: In 2024, retail sales volumes increased 3 percent compared with the prior year, primarily due to growth in the number of Idaho Power customers. The number of Idaho Power customers grew by 2.6 percent in 2024. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation increased 13 percent in 2024 compared with 2023, due primarily to higher natural gas generation and hydropower generation. For more information on the changes in sales volume, see the "Operating Expenses" section below in this MD&A.

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

	2024	2023
Retail revenues:
Residential (includes ($2,686) and $37,233, respectively, related to the FCA(1))	$700,586	$684,649
Commercial (includes ($170) and $1,338, respectively, related to the FCA(1))	397,385	378,330
Industrial	267,211	244,538
Irrigation	196,401	173,929
Deferred revenue related to HCC relicensing AFUDC(2)	(8,803)	(8,780)
Total retail revenues	$1,552,780	$1,472,666
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

	MWh Sales		Retail Customers
	2024	2023	2024	2023
Residential	5,964	5,903	547,010	531,885
Commercial	4,332	4,269	79,496	78,586
Industrial	3,680	3,538	145	132
Irrigation	1,995	1,805	22,554	22,333
Total	15,971	15,515	649,205	632,936

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

Retail Revenues: Retail revenues increased $80.1 million in 2024 compared with 2023. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms and net of FCA mechanism revenues, increased retail revenues by $52.7 million in 2024 compared with 2023, due primarily to the January 1, 2024, rate increase for Idaho Power’s Idaho retail customers under the 2023 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $14.2 million in 2024 compared with 2023. The adjustments related to the Idaho-jurisdiction PCA in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period it is collected through rates.

•Customers: Customer growth of 2.6 percent increased retail revenues by $30.5 million in 2024 compared with 2023.

•Usage: Increased usage (on a per customer basis) in most customer classes increased retail revenues by $11.2 million during 2024 compared with 2023. Warmer and drier summer weather during 2024 led to an increase in energy usage per residential customer for cooling purposes and an increase in energy usage per irrigation customer, which was partially offset by a decrease in usage per residential customer due to milder temperatures during January to May and September to December 2024, compared with temperatures during 2023.
Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years ended December 31 (in thousands, except for revenue per MWh amounts).

	2024	2023
Wholesale energy revenues	$73,908	$63,421
Wholesale MWh sold	1,412	840
Wholesale energy revenues per MWh	$52.34	$75.50

In 2024, wholesale energy revenue increased by $10.5 million, or 17 percent, compared with 2023, as higher wholesale energy sales volumes were partially offset by lower wholesale market prices. Wholesale energy prices were lower during 2024 compared with 2023 as more moderate winter and spring weather resulted in lower natural gas fuel costs in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2024, Idaho Power's energy efficiency rider balances were a $7.6 million regulatory liability in the Idaho jurisdiction and a $1.7 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years ended December 31 (in thousands, except for per MWh amounts).

	2024	2023
Purchased power expense	$425,082	$501,531
MWh purchased	6,541	7,027
Average cost per MWh	$64.99	$71.37

Purchased power expense decreased $76.4 million, or 15 percent, in 2024 compared with 2023. The decrease in purchased power expense in 2024 is primarily due to lower wholesale energy market prices as milder winter and spring weather resulted in lower demand and lower fuel costs (natural gas and coal) in the wholesale markets in the region. Increased system generation led to a decrease in total MWh purchased of 7 percent compared with 2023. For further information on purchased power activities, see Part I, Item 1 – Utility Operations – "Power Supply – Purchased Power."

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years ended December 31 (in thousands, except for per MWh amounts).

	Fuel Expense		MWh Generated		Cost per MWh
	2024	2023	2024	2023	2024	2023
Steam(1)	$97,427	$95,499	2,474	2,473	$39.38	$38.62
Natural gas(2)	161,777	179,906	3,843	2,917	42.10	61.68
Total/Weighted average, all	$259,204	$275,405	6,317	5,390	$41.03	$51.10

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

Fuel expense decreased $16.2 million, or 6 percent, in 2024 compared with 2023. In 2024, steam and natural gas generation increased to serve load and provide power for wholesale energy sales compared with 2023. The impact of this generation increase on fuel expense was more than offset during 2024 by lower natural gas market prices compared with 2023.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In 2024 and 2023, losses on financial gas hedges of $63.3 million and $16.2 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

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

	2024	2023
Idaho power supply cost deferral	$(5,606)	$(66,728)
Oregon power supply cost accrual	1,954	1,169
Amortization of prior year authorized balances	93,409	72,444
Total power cost adjustment (income statement)	$89,757	$6,885

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During both 2024 and 2023, higher purchased power expense and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in the deferral of power supply costs. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Other Operations and Maintenance Expenses: Other O&M expenses increased $61.1 million in 2024 compared with 2023, primarily related to approximately $17.7 million of increased pension-related expenses and an approximate $29.5 million increase in wildfire mitigation program and related insurance expenses. Both of these increases were partially offset by increases in retail revenues, as more costs are now recovered in base rates pursuant to the 2023 Settlement Stipulation. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses. These increases were partially offset by an $8.5 million increase in deferral of other O&M expenses related to the conversion from coal to natural gas for two units at the Jim Bridger plant.

Income Taxes

IDACORP's and Idaho Power's 2024 income tax expense decreased $12.2 million and $11.2 million, respectively, when compared with 2023. The decreases were primarily due to increased ADITC amortization described in Note 3 - “Regulatory Matters” to the consolidated financial statements included in this report, offset partially by an increase in income taxes due to higher income before income taxes. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash capital expenditures, excluding AFUDC and net costs of removing assets from service, were $981 million in 2024 and $591 million in 2023. Idaho Power expects an increase in capital expenditures over the next several years, with estimated total capital expenditures of up to $6.1 billion over the period from 2025 through 2029.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.

As of February 14, 2025, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $400 million revolving Credit Facilities;
•their issuance of commercial paper, with program sizes of $100 million and $300 million, respectively. Idaho Power's commercial paper program may be increased up to the $400 million capacity of its credit facility;
•IDACORP's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of debt securities and common stock, including a remaining aggregate gross sales price of up to $208 million in shares of IDACORP common stock available for issuance through its at-the-market (ATM) offering program;
•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of February 14, 2025, would have been approximately $91 million; and
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and debt securities; $900 million remains available for issuance pursuant to state regulatory authority.

In January 2024, IDACORP began using original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the first half of 2025. IDACORP may discontinue using original issuances of shares for these plans at any time.

In November and December 2024, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $92 million. IDACORP may settle the FSAs at any time up to the maturity date of approximately one year following execution. Depending on settlement timing, if IDACORP elects to physically settle by delivering shares of common stock, cash proceeds are expected to be approximately $92 million.

As described in the "Financing Cash Flows" section below, during 2024, IDACORP physically settled FSAs with shares of common stock in exchange for cash proceeds and contributed a portion of the net proceeds to Idaho Power. For more detailed information about IDACORP's and Idaho Power's equity transactions, see Note 6 - "Common Stock" to the consolidated financial statements included in this report. Further, during 2024, Idaho Power issued first mortgage bonds and repaid pollution control revenue bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the consolidated financial statements included in this report.

IDACORP and Idaho Power monitor capital markets with a view toward favorable debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue first mortgage bonds or other debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. IDACORP may also elect to issue common stock, from time to time, under its ATM offering program, depending on market conditions and capital needs. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2024, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	48%	50%
Equity	52%	50%

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
IDACORP’s and Idaho Power’s operating cash inflows in 2024 were $594 million and $561 million, respectively, an increase in cash flows from operations of $327 million for IDACORP and $354 million for Idaho Power, when compared with the same period in 2023. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in 2024 when compared with the same period in 2023 were as follows:

•a $28 million and $24 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, increased IDACORP and Idaho Power operating cash inflows by $120 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $34 million and $41 million, respectively;
•changes in pension and postretirement benefits plan contributions and expenses combined to increase IDACORP and Idaho Power cash flows by $49 million, which was primarily due to the timing and amount of funding decisions and an increase in the amount of pension-related expenses approved for recovery in base rates pursuant to the 2023 Settlement Stipulation; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled revenues increased operating cash flows by $49 million for IDACORP and $51 million for Idaho Power;
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $31 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory offset by the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable increased operating cash flows by $98 million for IDACORP and $137 million for Idaho Power, which was primarily due to a decrease in power supply costs and associated timing of payments, and includes a $40 million difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other assets and liabilities increased operating cash flows by $21 million for IDACORP and Idaho Power, which was primarily related to a PPA security deposit and performance assurance collateral activity for margin agreements relating to wholesale commodity contracts.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP's and Idaho Power's net investing cash outflows for 2024 were $918 million and $915 million, respectively, decreasing cash $328 million for IDACORP and $333 million for Idaho Power, when compared with the same period in 2023. Investing cash outflows for 2024 and 2023 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in 2024 and 2023 included:

•$1.0 billion and $611 million, respectively, of additions to property, plant, and equipment;
•$84 million and $27 million, respectively, from B2H project joint permitting participants relating to a portion of the permitting expenditures;
•$4 million and $3 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits at IDACORP; and

•$11 million in purchases of equity securities and $2 million in purchases of held-to-maturity securities in 2024 and 2023, and $11 million and $9 million in sales of equity securities in 2024 and 2023, respectively, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's SMSP.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements as needed. IDACORP's and Idaho Power's net financing cash inflows for 2024 were $365 million and $271 million, respectively, a decrease of $108 million for IDACORP and $267 million for Idaho Power, when compared with the same period in 2023. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in 2024 and 2023 were as follows:

•in 2024 and 2023, Idaho Power issued $300 million and $872 million, respectively, in aggregate principal amount of first mortgage bonds;
•in 2024, Idaho Power repaid $50 million in principal amount of pollution control revenue bonds;
•in 2024, IDACORP received $292 million of aggregate cash proceeds from the settlement of FSAs;
•in 2024, Idaho Power received $200 million of capital contributed from IDACORP;
•in 2023, Idaho Power repaid the entire $150 million in principal amount of a March 2022 term loan agreement, and $75 million in principal amount of first mortgage bonds; and
•IDACORP and Idaho Power paid respective dividends of $177 million and $176 million in 2024, and $164 million and $102 million in 2023.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP fully settled its 2023 FSAs with 3.2 million shares of its common stock in exchange for cash of $292 million in 2024. In November and December 2024, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $92 million. IDACORP has a remaining aggregate gross sales price of up to $208 million in shares of its common stock available for issuance through the ATM offering program. As described elsewhere in this MD&A, IDACORP has significant planned capital expenditures in the near-term, and the company may settle the FSAs at any time up to the maturity date of approximately one year following execution. See Note 6 - "Common Stock" to the consolidated financial statements included in this report. Depending on market conditions, its financial and regulatory strategy, and other factors, IDACORP could determine to issue additional equity securities in 2025.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At December 31, 2024, $900 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

IDACORP and Idaho Power Credit Facilities: In December 2023, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $400 million Credit Facilities, respectively. These facilities replaced IDACORP's and Idaho Power's then existing credit agreements. The IDACORP Credit Facility, which may be used for general corporate purposes, consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. The Idaho Power Credit Facility, which may be used for general corporate purposes, consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $400 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $50 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $600 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power Credit Facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or Adjusted Term Secured Overnight Financing Rate (SOFR) plus 1.0 percent, or 1.0 percent, or (2) the Adjusted Term SOFR, plus, in each case an applicable margin, provided that the Adjusted Term SOFR will not be less than 0.0 percent. If during any period the SOFR rate is unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit agreements. Under their respective Credit Facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt. While the credit facilities provide for an original maturity date of December 8, 2028, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On December 9, 2024, IDACORP and Idaho Power executed extension agreements, extending the maturity date under both credit agreements to December 7, 2029. No other terms of the credit facilities, including the amount of permitted borrowing under the credit agreements, were affected by the extensions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2024, the leverage ratios for IDACORP and Idaho Power were 48 percent and 50 percent, respectively. IDACORP's and Idaho Power's ability to utilize their respective Credit Facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the Credit Facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2024, IDACORP and Idaho Power believe they were in compliance with all of their respective Credit Facility covenants and, as of the date of this report, do not believe they will be in violation or breach of such covenants during 2025.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2024		December 31, 2023
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$380,115	$100,000	$380,115

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

At February 14, 2025, IDACORP and Idaho Power had no loans outstanding under their respective revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the year ended December 31 (in thousands, except percentages).

	2024		2023
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$191	$—	$9,201
Weighted average interest rate during the period	—%	5.62%	—%	4.94%
Maximum month-end balance	$—	$10,000	$—	$110,000

(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings. The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Moody's and Standard & Poor’s Ratings Services as of the date of this report:

	Moody's		Standard & Poor's
	IDACORP	Idaho Power	IDACORP	Idaho Power
Rating Outlook	Negative	Negative	Stable	Stable
Issuer Rating/Corporate	Baa2	Baa1	BBB	BBB
First Mortgage Bonds	None	A2
Senior Secured Debt	None	A2	None	A-
Commercial Paper/Short-Term	P-2	P-2	A-2	A-2

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $981 million during the year ended December 31, 2024. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2025 through 2029 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2025	2026	2027-2029
Expected capital expenditures (excluding AFUDC), in billions of dollars	$1.00 - 1.10	$1.25 - 1.35	$3.10 - 3.60

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of relatively small projects as Idaho Power continues to add to its system to accommodate growth and maintain reliability and operational effectiveness. These projects involve significant capital expenditures in the aggregate. Examples of anticipated system enhancements planned for 2025 through 2029 and estimated costs include the following:

•$90-$225 million per year for construction and replacement of transmission lines and stations other than the B2H, GWW, and SWIP-N projects discussed below;
•$215-$260 million per year for construction and replacement of distribution lines and stations;
•$10-$70 million per year for ongoing improvements and replacements at thermal plants;
•$105-$165 million per year for hydropower plant improvement programs, including relicensing costs; and
•$75-$105 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Resource Additions to Address Projected Energy and Capacity Deficits: Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs in 2025 through 2027, Idaho Power entered into:

•contracts or plans to purchase, own, and operate 330 MW of battery storage assets with expected useful lives of approximately 20 years;
•a contract to purchase and own a 300 MW wind facility;
•two 20-year agreements to purchase the storage capacity from battery storage facilities totaling 250 MW;
•an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•a PPA for 300 MW output of a planned third-party wind facility; and
•four PPAs for the combined 745 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of three of these solar PPAs totaling 645 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program.

The capital requirements table above includes capital expenditures of approximately $1.1 billion from 2025 through 2027 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2027 and beyond, Idaho Power continues to evaluate its RFP for additional resources. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under PPAs or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

B2H Transmission Line: The B2H line, a planned 300-mile high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement is in process and long-lead-time materials are arriving in Oregon. Idaho Power expects construction will begin in the summer of 2025 and expects the in-service date for the transmission line will be no earlier than 2027.

Under the permitting phase of the project, Idaho Power had a joint funding agreement with PacifiCorp and BPA, with Idaho Power having an approximate 21 percent interest, BPA having an approximate 24 percent interest, and PacifiCorp having an approximate 55 percent interest in the permitting phase of the project. In March 2023, BPA, PacifiCorp, and Idaho Power signed various agreements to facilitate certain asset transfers and other coordination efforts among the parties as the transmission line moves toward construction. In particular, an agreement between Idaho Power and BPA transferred BPA’s total interest in the project to Idaho Power, increasing Idaho Power's interest to approximately 45 percent, and provided that Idaho Power will deliver long-term transmission service to BPA's customers across southern Idaho. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's consolidated balance sheet, the agreement increased construction work in progress by $31 million for the acquired permitting interest, cash and cash equivalents by $10 million for the additional security payment, and other non-current liabilities by $41 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Idaho Power has spent approximately $380 million, including Idaho Power's AFUDC, on the B2H project through December 31, 2024. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $208 million in reimbursement as of December 31, 2024, from project co-participants for their share of costs (including $31 million related to BPA's share, which was transferred to Idaho Power in March 2023 as part of the agreement described above) and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement. In June 2023, Idaho Power and PacifiCorp executed a construction funding agreement and filed it with the FERC. The agreement became fully effective in September 2023.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power is pursuing two amendments to the site certificate to accommodate route changes, many of which are for the benefit of landowners along the route, and to enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. One party contested the EFSC's approval of the first amendment in Union County Circuit Court. On October 28, 2024, the Union County Circuit Court issued an order to dismiss the proceeding. Separately, in August 2024, EFSC approved Idaho Power's second amendment request. The approval of the second amendment is being contested, and a decision of the Oregon Supreme Court in the case is pending. During the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $500 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power’s or its contractors ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $67 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through December 31, 2024. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $615 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacificCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

The permitting phase of the GWW project was subject to review and approval of the BLM. The BLM has published its records of decision for all segments of the transmission line. In 2020 and 2024, PacifiCorp completed construction and commissioned segments of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Current permitting and pre-construction activities are focused on the section of line between the Hemingway substation and the Midpoint substation, near Jerome, Idaho. Idaho Power expects the in-service date for this section of line or a portion of this section will be 2028 or later. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs, including potentially modifying the ownership structure of a few segments of the project.

SWIP-N: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile, high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence as early as 2025 and take approximately two years to complete. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term.

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

Relicensing costs of $497 million (including AFUDC) for the HCC were included in construction work in progress at December 31, 2024. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of December 31, 2024, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $251 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be as early as 2026. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

Jackalope Wind Project: In October 2024, Idaho Power entered into agreements with a counterparty and certain of its affiliates to develop the Jackalope Project, which consists of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying approximately 300 MW of generation to Idaho Power's system from a wind-powered generation facility located in Sweetwater County, Wyoming, and (ii) a co-located wind turbine generator power plant to be owned by Idaho Power, providing approximately 300 MW of generation. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project but does not include any of the expected costs of the PPA. As of the date of this report, the Jackalope Project is expected to begin operations in 2027.

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

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $20 million in 2024 and $48 million in 2023 to its defined benefit pension plan. Idaho Power estimates that it has no minimum required contribution to be made during 2025. Depending on market conditions and cash flow considerations, Idaho Power could contribute up to $20 million to the pension plan during 2025. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2025, Idaho Power expects continuing contributions under the pension plan could be significant. Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2024 and 2023, Idaho Power's deferral balance associated with the Idaho jurisdiction was $252 million and $255 million, respectively. Deferred pension costs are amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. In December 2023, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs in 2024 from $17 million to $35 million annually. Idaho Power has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2024, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends

IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September 2024 and 2023, IDACORP's board of directors voted to increase the quarterly dividend to $0.86 per share and $0.83 per share of IDACORP common stock, respectively. IDACORP's dividends during 2024 were 60.9 percent of actual 2024 earnings.

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

Off-Balance Sheet Arrangements

IDACORP’s and Idaho Power’s off-balance sheet arrangements as of December 31, 2024, include guarantees of Idaho Power's portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. See Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to off-balance sheet arrangements.

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

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors. Idaho Power filed general rate cases in Idaho and Oregon in 2023, which were resolved by the 2023 Settlement Stipulation in Idaho and the 2024 Oregon Settlement Stipulations in Oregon. Idaho Power filed the 2024 Idaho Limited-Issue Rate Case in May 2024, focused on revenue requirements for 2024 incremental plant additions and incremental ongoing labor costs. On December 31, 2024, the IPUC issued its order (Order) in the 2024 Idaho Limited-Issued Rate Case, providing that Idaho Power implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $50.6 million, or 3.7 percent, effective January 1, 2025. The Order was subsequently modified by an errata issued on January 21, 2025, which reduced the revenue increase called for under the Order to $50.1 million. Given the limited-scope nature of the 2024 Idaho Limited-Issued Rate Case and its ongoing infrastructure investment, Idaho Power believes it is likely that it will file a general rate case in Idaho during 2025, as early as May 2025.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism, power cost adjustment mechanisms, limited-issue rate cases, WMP cost deferrals, project-specific cases, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

Notable Retail Rate Changes in Idaho and Oregon

The table below presents notable recent retail rate changes that affected Idaho Power's results for the periods of this report or that will likely affect future periods. Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report also provides a description of regulatory mechanisms and associated orders of the IPUC and OPUC, and should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
2024 Idaho limited-issue rate case	1/1/2025	$50.1
2024 Idaho PCA	6/1/2024	(35.7)
2024 Idaho FCA	6/1/2024	11.7
2023 Oregon general rate case	10/15/2024	6.7
2023 Idaho general rate case	1/1/2024	54.7
2023 Idaho PCA	6/1/2023	105.1
2023 Idaho FCA	6/1/2023	(10.1)

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

Idaho and Oregon Rate Cases

As noted above, on December 31, 2024, the IPUC issued the Order in connection with Idaho Power's 2024 Idaho Limited-Issue Rate Case. The Order provided for Idaho Power to implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $50.6 million, or 3.7 percent, effective January 1, 2025. The Order was subsequently modified by an errata issued on January 21, 2025, which reduced the revenue increase called for under the Order to $50.1 million.

The 2023 Settlement Stipulation provided for revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024, net of an Idaho-jurisdiction PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates. The 2023 Settlement Stipulation also provided for a 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion. For more information on the 2023 Idaho general rate case and related 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

At December 31, 2024, Idaho Power estimates that it had $77 million of deferred credits available for future use under the ADITC and Revenue Sharing mechanism. Under the modified ADITC and Revenue Sharing mechanism, Idaho Power may seek approval from the IPUC to replenish the total amount of additional ADITC it is permitted to amortize, and if there are no remaining amounts of additional ADITC authorized to be amortized, the remainder of the revenue sharing provisions would not be applicable until additional ADITC is replenished.

In December 2023, Idaho Power filed a general rate case with the OPUC. In September 2024, the OPUC issued an order approving the 2024 Oregon Settlement Stipulations, which are settlement stipulations among Idaho Power and intervening parties settling the general rate case. The OPUC order and the 2024 Oregon Settlement Stipulations provided for revised tariff schedules designed to increase annual Oregon-jurisdiction revenue by $6.7 million, or 12.14 percent, effective October 15, 2024. The stipulations were premised on a 9.5 percent Oregon-jurisdiction return on year-end equity, and a 7.302 percent Oregon-jurisdiction authorized rate of return based on a 5.104 percent cost of debt and capital structure of 50 percent debt and 50 percent equity, applied to an Oregon-jurisdictional rate base of approximately $188.9 million. For more information on the Oregon general rate case and the 2024 Oregon Settlement Stipulations, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Other Notable Regulatory Matters

Integrated Resource Plan and Resource Procurement Filings: Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023 and expects to file its next IRP during 2025, as described in Part 1, Item 1 - "Business - Resource

Planning" in this report. The 2023 IRP, which was acknowledged by the IPUC in June 2024 and by the OPUC in August 2024, identified the need for resources to meet projected capacity deficits in the near-term.
In March and April 2024, Idaho Power filed applications with the IPUC for two of the bids from its 2023 RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027. In the March 2024 application, Idaho Power requested that the IPUC approve a market purchase agreement with an energy marketer to purchase 200 MW of firm capacity for specified periods of time. The IPUC approved this application in August 2024. In the April 2024 application, Idaho Power applied for a CPCN to acquire and own 150 MW of battery storage with an expected useful life of 20 years. The IPUC approved this application in November 2024.

In August 2024, following review by an independent evaluator appointed by the OPUC, OPUC staff, and other intervenors, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond. Idaho Power issued the RFP in August 2024 soliciting resources with a commercial operation date (COD) no later than April 1, 2028 (2028 bids), as well as bids with a COD after April 1, 2028 (beyond 2028 bids), and filed a request with the OPUC on January 10, 2025, for acknowledgment of its final shortlist of 2028 bids in the RFP. As of the date of this report, the OPUC's acknowledgment of the final shortlist of 2028 bids is pending. Idaho Power has received and is currently evaluating beyond 2028 bids.

In December 2024, Idaho Power filed an application with the IPUC for the Jackalope Project, one of the bids from an RFP to procure resources for its anticipated energy and capacity needs in 2027. The Jackalope Project consists of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying approximately 300 MW of generation to Idaho Power's system, and (ii) a wind turbine generator power plant to be owned by Idaho Power, providing approximately 300 MW of generation. In its application, Idaho Power requested that the IPUC approve the PPA and grant a CPCN for the wind turbine generator power plant. As of the date of this report, the IPUC's decision is pending.

Also in December 2024, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire and own two battery storage facilities with a total of 100 MW of operating capacity to address Idaho Power's identified capacity deficiency in 2026. As of the date of this report, the IPUC's decision is pending.

Filing for Approval of Conversion of North Valmy Plant to Natural Gas: In January 2025, Idaho Power filed an application with the IPUC to grant approval of an agreement between Idaho Power and the co-owner of the North Valmy plant, NV Energy, to convert the two coal-fired units at the North Valmy plant to natural gas-fired steam turbines by mid-2026. As of the date of this report, the IPUC's decision is pending.

For more information on other notable regulatory matters, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Large Customer Rate Proceedings

Brisbie, LLC (Brisbie) Data Center and Clean Energy Your Way - Construction Arrangements: In May 2023, the IPUC approved a special contract (Brisbie Special Contract) between Idaho Power and a large load customer, Brisbie, a wholly-owned subsidiary of Meta Platforms, Inc., for service to a new enterprise data center. The Brisbie Special Contract allows Idaho Power to procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie's facility. In April 2023, Idaho Power received IPUC approval of a contract with a 200 MW solar project that is scheduled to begin operating as early as March 2025. Idaho Power will assign the cost and renewable attributes of the energy from the solar facility to Brisbie in accordance with the Brisbie Special Contract. In May 2024, Idaho Power received IPUC approval of a contract with a 125 MW solar project to be online as early as December 2026 for energy to be purchased by Brisbie. In November 2024, Idaho Power filed for IPUC approval of an additional contract for Brisbie with a 320 MW solar project to be online as early as December 2027. As of the date of this report, the IPUC's decision regarding the additional contract is pending.

In May 2024, Idaho Power also filed an application with the IPUC for approval of the second amendment to the Brisbie Special Contract providing for changes in certain pricing elements under the Brisbie Special Contract. The IPUC approved the application in November 2024.

Micron Clean Energy Your Way - Construction Arrangements and Micron Fab Special Contract: In August 2022, the IPUC issued an order approving, with modifications, Idaho Power's application for a revised special contract for electric service between Idaho Power and Micron Technology, Inc. (Micron). The application was modeled after the Clean Energy Your Way program and included an arrangement under which Micron would purchase from Idaho Power energy generated by a to-be-constructed 40 MW solar facility pursuant to a 20-year PPA between Idaho Power and a third party. The solar facility began operating in May 2023.

In May 2024, Idaho Power filed an application for approval of the third amendment to the special contract between Micron and Idaho Power, which provides for changes in certain pricing elements under the special contract. The IPUC approved the application in November 2024.

In December 2024, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for Micron Idaho Semiconductor Manufacturing (Triton) LLC, a subsidiary of Micron, for electric service for Micron's new memory manufacturing fabrication complex (fab) located in Boise. Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with Idaho Power. The special contract anticipates a significant increase in load on Idaho Power's system that will ramp over a number of years beginning in 2026. As of the date of this report, the IPUC's decision is pending.

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

The following table summarizes the change in deferred (accrued) net power supply costs over last year (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2023	$115.6	$(1.3)	$114.3
Current period net power supply costs deferred (accrued)	5.6	(1.9)	3.7
Prior amounts collected through rates	(93.3)	(0.1)	(93.4)
REC sales	(12.2)	(0.5)	(12.7)
Interest and other	2.8	(0.1)	2.7
Balance at December 31, 2024	$18.5	$(3.9)	$14.6

Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2024, Idaho Power filed its 2024 final transmission rate with the FERC, reflecting a transmission rate of $31.55 per kilowatt-year (kW-year), to be effective for the period from October 1, 2024, to September 30, 2025. Idaho Power's final rate was based on a net annual transmission revenue requirement of $137.9 million. The OATT rate in effect from October 1, 2023, to September 30, 2024, was $30.74 per kW-year based on a net annual transmission revenue requirement of $135.7 million. A kW-year is a unit of electrical capacity equivalent to 1 kW of power used for 8,760 hours.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. See Note 12 - "Property, Plant and Equipment and Jointly-Owned Projects" to the consolidated financial statements included in this report for information regarding relicensing costs for the HCC. In addition to the discussion below, refer to “Hells Canyon Complex Relicensing” in “Liquidity and Capital Resources” in this MD&A for a discussion of the costs and expected timing of an HCC license and "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

Hells Canyon Complex Relicensing: In 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In 2004, Idaho Power and eleven other parties involved in the HCC relicensing process, including NMFS and USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA-listed species pending the relicensing of the project. The FERC staff issued a final EIS in 2007.

In connection with its relicensing efforts, Idaho Power filed annual water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. Challenges regarding how to meet water temperature standards below the HCC for spawning fall Chinook salmon, and a conflict in laws between Oregon and Idaho regarding the reintroduction and passage of fish above the HCC, delayed the issuance of the states' 401 certifications for several years. In 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law requiring reintroduction and passage, which the FERC denied in 2017. In 2018, Idaho Power appealed the FERC's 2017 order with the United States Court of Appeals for the District of Columbia Circuit, which is pending.

In 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to increase the number of Chinook salmon it releases each year through expanded hatchery production. In 2019, Oregon and Idaho issued final CWA Section 401 certifications which have been submitted to the FERC as part of the relicensing process. Also in 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. The FERC's decision relating to the Offer of Settlement is pending as of the date of this report.

In 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In May 2024, the FERC issued an updated schedule for the supplemental EIS, indicating that the draft and final supplemental EIS would be issued no later than July 2024 and February 2025, respectively. As of the date of this report, the FERC has not issued the draft supplemental EIS.

In February 2025, Idaho Power submitted to the FERC, to be included in the final HCC license, agreed-upon language between Idaho Power and the U.S. Army Corps of Engineers regarding flood control requirements applicable to the HCC.

American Falls Relicensing: In 2020, Idaho Power filed with the FERC a notice of intent to file an application to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. Idaho Power filed the final relicensing application with the FERC in February 2023. In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. In September 2024, IDEQ issued a final CWA Section 401 water quality certification. In October 2024, FERC issued a revised notice of intent to prepare an environmental assessment, signaling that FERC staff did not anticipate that licensing the project would constitute a major federal action that would significantly affect the quality of the human environment. FERC released its environmental assessment on January 16, 2025, which initiated a 30-day comment period. Idaho Power is reviewing the environmental assessment, including the mitigation measures that FERC recommended in it.

Idaho Power's current license at American Falls expires on February 28, 2025. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in late 2025. If the current license expires before the new license is issued, Idaho Power expects to continue to operate its American Falls facility on annual licenses issued by the FERC with the same conditions as the current license.

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

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2025 to 2027. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2027, though they could be substantial. Changes in Presidential Administrations and Congressional elections since 2017 have resulted, and in the future could result, in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. Executive orders that could be issued by the current Presidential Administration and the outcome of U.S. federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict.

In addition, the court system has become more active in reviewing agency actions, resulting in even less certainty as to the outcome and durability of rules that are administratively implemented. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or conversions, or reduction or elimination of permitting requirements. More strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities, and could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction.

Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described below in this MD&A, Idaho Power is uncertain whether and to what extent the orders, any future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders and new or revised legislation or regulation.

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

There are a number of threatened or endangered species within Idaho Power's service area located in waterways in which Idaho Power has hydropower facilities, and within or near proposed transmission line routes. To date, efforts to protect these species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases. These ESA regulations could impact the timing and feasibility of the HCC relicensing project and the GWW and B2H transmission projects and other infrastructure projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

Developments in Regulation of Sage Grouse Habitat: In 2016, a group of lawsuits were filed in federal court to challenge the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuits challenge the plans and associated EISs across the sage grouse range, including in Idaho and North Dakota, and allege that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the lawsuits challenge certain exemptions provided for the B2H and GWW transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to re-route the projects, which could lead to substantially higher construction and permitting costs and could delay construction. As of the date of this report, the above lawsuits are stayed, as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. Following a series of interim measures, in February 2022, the BLM issued a notice of intent to amend its land use plans regarding sage grouse conservation and prepare associated EISs, and in November 2024, the BLM issued a proposed resource management plan amendment and final EIS. Idaho Power protested the 2024 plan amendment and EIS. As of the date of this report, the BLM has not signed the record of decision for the land use plan amendments in Idaho.

Reinstatement of "Blanket Rule" for Threatened Species: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA and the associated mitigation policies may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In March 2024, the USFWS published a final rule which, among other items, reinstated the “blanket rule” that allows the USFWS to treat threatened species the same (or similar) as endangered species under Section 4(d) of the ESA. Based on ESA listings as of the date of this report, Idaho Power anticipates that the rule will have limited or no impact on its projects.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. In June 2022, the FERC issued a notice of intent to prepare a draft supplemental EIS and a final supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power anticipates that the final biological opinions will likely be issued after the FERC issues a final supplemental EIS, which is scheduled for February 2025 according to the FERC's updated schedule for issuance of the supplemental EIS. As of the date of this report, the FERC has not issued the supplemental EIS in draft or final form.

GWW and B2H Transmission Projects and Other Infrastructure - Slickspot Peppergrass Designation: In 2016, the USFWS re-instated the threatened species status of slickspot peppergrass under the ESA. In 2020, the USFWS published a revised proposed rule designating critical habitat for the species, most of which are located on federal land. Idaho Power expects the listing of the slickspot peppergrass and its existence within or near the proposed route for the GWW transmission line project and other transmission and distribution lines to increase the cost and timing of permitting and construction of the projects, as it requires an ESA Section 7 consultation and potential mitigation. As of the date of this report, Idaho Power is uncertain whether such increases will be significant.

National Environmental Policy Act Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. In April 2022, the previous Presidential Administration’s Council on Environmental Quality (CEQ) published a final rule that restored a prior NEPA requirement, eliminated under the preceding Administration, that federal agencies consider all indirect and cumulative environmental impacts of infrastructure projects in their decision-making, among other things, which could delay and increase the cost of Idaho Power’s infrastructure projects. In May 2024 the CEQ finalized a second phase of NEPA reform to revise regulations for implementing NEPA. Key changes in the Phase 2 rule relate to the definition of “reasonably foreseeable effects,” how the agency interprets a reasonable range of alternatives, what constitutes a major federal action, and the incorporation of environmental justice into the NEPA analysis.

In November 2024, the U.S. Court of Appeals for the D.C. Circuit ruled in the Marin Audubon Society v. Federal Aviation Administration case that the CEQ has no authority to issue regulations implementing NEPA and, therefore, NEPA regulations issued by CEQ are invalid. This was followed by Executive Order 14154 that revoked CEQ’s authority to issue NEPA regulations and directed CEQ to rescind all NEPA regulations. In February 2025, the U.S. District Court for the District of North Dakota ruled in Iowa v. CEQ, that CEQ has no rulemaking authority, invalidated CEQ’s 2024 NEPA rule, and restored the 2020 CEQ NEPA rule, as amended by the 2022 NEPA rule. On February 16, 2025, CEQ issued a notice that it intends to rescind all CEQ NEPA implementing regulations. These actions have raised significant questions regarding how CEQ’s NEPA regulations and agency-specific NEPA procedures will be interpreted and enforced going forward. Idaho Power is unable to predict what impact these actions will have on Idaho Power and its operations.

Climate Change and the Regulation of Greenhouse Gas Emissions

Overview: Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a cessation of operation, as the cost of compliance makes the plants uneconomical to operate. As a result, Idaho Power ended its participation in coal-fired operations at the Boardman power plant in October 2020 and the North Valmy plant unit 1 in December 2019. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that anticipates (1) converting North Valmy plant units 1 and 2 to natural gas by summer 2026; (2) converting units 1 and 2 at the Jim Bridger plant from coal to natural gas in 2024; and (3) converting units 3 and 4 at the Jim Bridger plant from coal to natural gas in 2030.

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

In 2010, the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. While the rule is complex, Idaho Power believes that its owned and co-owned fossil fuel-fired generation plants are, as of the date of this report, in compliance with the GHG Tailoring Rule.

In 2015, the EPA issued the Clean Power Plan (CPP) under Section 111(d) of the CAA, which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by 2030. In 2019, the EPA repealed the CPP and replaced it with the Affordable Clean Energy (ACE) rule under Section 111(d) of the CAA for existing electric utility generating units. In subsequent litigation, the ACE rule was vacated without reinstating the CPP.

In April 2024, the EPA released a final rule under Section 111 of the CAA (New Section 111 Rule) that regulates CO2 emissions from coal- and natural gas-fired electric generating units. Under the final rule, applicable standards of emission reduction vary based upon the retirement date of coal units and the capacity factor of existing and new natural gas units. The EPA based some of its requirements on carbon capture and storage technology. Idaho Power, among many other parties, filed suit in May 2024 in the U.S. Court of Appeals, D.C. Circuit, to challenge the New Section 111 Rule. Idaho Power's suit was consolidated with other similar suits, and the proceedings were placed on hold in February 2025 at the request of the EPA.

As of the date of this report, Idaho Power continues to evaluate the specific impacts the New Section 111 Rule could have on its operations at its three natural gas facilities, as well as the North Valmy and Jim Bridger plants. Idaho Power anticipates that the GHG emissions reductions may under certain circumstances only be achievable by reducing unit runtimes.

Climate-Related Disclosures: In March 2024, the SEC issued a final rule on the enhancement and standardization of climate-related disclosures for investors. In April 2024, the SEC voluntarily stayed the effectiveness of the rule, pending the resolution of litigation challenging the rule in the U.S. Court of Appeals for the Eighth Circuit. If the rule becomes effective, it could require IDACORP and Idaho Power to make various additional climate-related disclosures, including regarding its Scope 1 and Scope 2 GHG emissions, if material. The position that the new Presidential Administration will take toward this rule is not yet known, though it is possible that it could seek to modify, delay, or rescind this rule. As of the date of this report, IDACORP and Idaho Power are evaluating the potential impacts of the final rule.

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

Idaho has not passed legislation specifically regulating GHGs. Wyoming has enacted legislation to regulate GHG emissions of utilities serving over 10,000 electric customers in Wyoming, which does not apply to Idaho Power. Nevada has not enacted legislation to regulate GHG emissions and does not have a reporting requirement, but it does prepare a greenhouse gas emissions inventory for the state of Nevada. Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts, which is discussed in Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs."

Other Clean Air Act Matters

In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final MATS Rule and the Good Neighbor Plan.

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

Regional Haze / Good Neighbor Plan: In June 2023, the EPA published the final rule under the CAA called the Federal "Good Neighbor Plan" for the 2015 Ozone National Ambient Air Quality Standards (Good Neighbor Plan), which took effect on August 4, 2023. The Good Neighbor Plan establishes nitrogen oxides (NOx) emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program. The EPA's final rule temporarily excluded power plants located in Wyoming, while the EPA reevaluated the proposed disapproval of the Wyoming SIP. In December 2023, the EPA approved the Wyoming SIP, removing it from the Federal Implementation Plan (FIP).

In April 2024, the EPA proposed to approve revisions to the Wyoming Regional Haze SIP for the first planning period of 2008-2018. The proposed SIP replaces Wyoming’s previously approved source-specific nitrogen oxide determination for Idaho Power’s jointly-owned Jim Bridger plant. Operations at the Jim Bridger plant have previously been modified to comply in advance with the proposed SIP. Accordingly, Idaho Power does not expect the proposed SIP, if approved, to require any additional changes to current operations at the Jim Bridger plant. As of the date of this report, the EPA's approval of the Wyoming SIP for the first planning period is pending.

In August 2024, the EPA proposed to approve in part and disapprove in part the proposed Wyoming Regional Haze SIP for the second planning period of 2018-2028. The public comment period for the EPA's proposed action ended in September 2024. Idaho Power submitted comments requesting that the EPA approve in full Wyoming's Regional Haze SIP for the second planning period. In December 2024, EPA published its final partial disapproval of Wyoming’s Regional Haze SIP for the second planning period based in part on Wyoming’s failure to consider the four statutory factors for the Jim Bridger plant. In January 2025, Idaho Power filed a petition with the EPA for reconsideration of its final partial disapproval and also filed suit in the 10th Circuit Court of Appeals to challenge the EPA's final partial disapproval, both of which remain pending.

On June 27, 2024, the U.S. Supreme Court issued an opinion in Ohio v. EPA that granted an application to stay the EPA’s FIP promulgated under the Good Neighbor Provision of the CAA. This action puts a hold on any related compliance obligations for the North Valmy plant, which is co-owned by Idaho Power and NV Energy and operated by NV Energy. The stay is expected to remain in place until the U.S. Court of Appeals, D.C. Circuit, reaches a decision on the applicants' challenge to the FIP.

As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan could have on its operations at the North Valmy plant. If the Good Neighbor Plan is implemented in Nevada, Idaho Power anticipates that, under certain conditions, it could reduce the ability to use the full available output, or require additional controls for NOx and/or the purchase of allowances in order to utilize the full available output, at the North Valmy plant during the EPA defined ozone season (May through September).

Mercury and Air Toxic Standards: The Mercury and Air Toxic Standards in Section 112 of the CAA for coal-fired power plants (MATS Rule) provide that sources must comply with certain emission limits. Idaho Power and the co-owners of Jim Bridger and North Valmy coal-fired generating plants installed mercury continuous emission monitoring systems on all coal-fired units at the plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule.

In April 2024, EPA finalized updated standards for coal-fired power plants under the MATS Rule. As applicable to Idaho Power, the MATS Rule amends the filterable particulate matter (fPM) surrogate emission standard for non-mercury metal hazardous air pollutants to existing coal-fired power plants and the fPM emission standard compliance demonstration requirements. For the units at the Jim Bridger plant that are still operating on coal, the MATS Rule will require additional monitoring equipment and possibly other equipment upgrades, but as of the date of this report, this remains under evaluation.

Clean Water Act Matters

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A, Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019. In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ for the American Falls facility. In September 2024, IDEQ issued a final CWA Section 401 water quality certification for the American Falls facility.

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

Effluent Limitations: In April 2024, EPA finalized effluent limitation guidelines and standards that set new water treatment standards for coal plants. Idaho Power's co-owned coal-fired plants, the Jim Bridger plant and the North Valmy plant, are non-discharge facilities and are not impacted by this rule.

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

Invasive Species Management

Quagga mussels are an invasive species that were first detected in the Snake River system in 2023 in the mid-Snake River near Twin Falls in Idaho Power's service area. Quagga mussel infestations can clog and damage irrigation, hydropower, and water delivery facilities and increase the costs to maintain such facilities. The Idaho State Department of Agriculture (ISDA) treated the affected area in 2023 with a copper-based, EPA-approved treatment. ISDA sampling in September 2024 detected the continued presence of quagga mussels. As a result, the ISDA performed additional treatments in 2024 to eradicate quagga mussels in the affected area. As of the date of this report, Idaho Power cannot predict the extent to which the additional treatments will be successful in eradicating quagga mussels from the Snake River or the potential increase in other O&M expenses related to quagga mussel mitigation efforts. If a quagga mussel infestation occurs, it may result in increased other O&M costs for mitigation efforts and other adverse impacts for Idaho Power's operation of its hydropower facilities in any infested areas.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.5 billion of regulatory assets and $1.0 billion of regulatory liabilities at December 31, 2024. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2024, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2025 defined benefit plan pension expense increased to 5.70 percent from the 5.10 percent rate used in 2024.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. The long-term rate of return used to calculate the 2025 pension expense will be 7.4 percent, the same assumption as used in 2024.

Total net periodic pension and other postretirement benefit cost for these plans totaled $31.0 million and $28.5 million for the years ended December 31, 2024 and 2023, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2025, total net periodic pension costs and other postretirement benefit costs are expected to total approximately $27.2 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, net periodic pension costs and other postretirement benefit costs could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future net periodic pension costs and other postretirement benefit costs:

	Discount rate		Rate of return
	2025	2024	2025	2024
	(millions of dollars)
Effect of 0.5% rate increase on total net periodic pension costs and other postretirement benefit costs	$(2.7)	$(3.0)	$(4.9)	$(4.7)
Effect of 0.5% rate decrease on total net periodic pension costs and other postretirement benefit costs	3.4	8.1	4.7	4.7

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $71.2 million decrease in the combined benefit obligations of the plans as of December 31, 2024. A 0.5 percent decrease in the plans' discount rates would have resulted in an $79.3 million increase in the combined benefit obligations of the plans as of December 31, 2024.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2024, a total of $252 million of expense was deferred as a regulatory asset. Idaho Power expects net amortization of the regulatory asset of approximately $18 million in 2025. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $36 million in 2024 and $18 million in 2023.

Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for additional information relating to pension and postretirement benefit plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For discussion of new and recently adopted accounting pronouncements, see Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2024. Neither IDACORP nor Idaho Power have entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2024, both IDACORP and Idaho Power had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of December 31, 2024, both IDACORP and Idaho Power had $3.1 billion in fixed rate debt, with a fair value of approximately $2.8 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $327 million if market interest rates were to decline by one percentage point from their December 31, 2024, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its power supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. Purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations. Idaho Power also enters into arrangements for the purchase of fuel for natural gas- and coal-fired generating plants. These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk. The effects of changes in commodity prices on Idaho Power's net income are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

A number of factors associated with the structure and operation of the energy markets influence the level and volatility of prices for energy commodities and related derivative products. The weather is a major uncontrollable factor affecting the local and regional demand for electricity and the availability and cost of power generation. Other factors include the occurrence and timing of demand peaks due to seasonal, daily, and hourly power demand; power supply; power transmission capacity; changes in federal and state regulation and compliance obligations; fuel supplies; market liquidity; and tariffs and other cross-border considerations.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2024, Idaho Power posted $25 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and then existing market conditions as of December 31, 2024, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $46 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,822,965	$1,762,894	$1,641,040
Other	3,668	3,462	2,941
Total operating revenues	1,826,633	1,766,356	1,643,981

Operating Expenses:
Electric utility:
Purchased power	425,082	501,531	544,345
Fuel expense	259,204	275,405	230,210
Power cost adjustment	89,757	6,885	(100,659)
Other operations and maintenance	460,951	399,855	399,375
Energy efficiency programs	27,580	31,948	33,197
Depreciation	223,410	195,341	170,077
Other electric utility operating expenses	8,798	38,550	37,325
Total electric utility expenses	1,494,782	1,449,515	1,313,870
Other	4,012	3,364	2,933
Total operating expenses	1,498,794	1,452,879	1,316,803

Operating Income	327,839	313,477	327,178

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(53,238)	(43,221)	(37,285)
Earnings of unconsolidated equity-method investments	(4,539)	(12,426)	(11,511)
Interest on long-term debt	139,196	116,216	87,259
Other interest	24,454	20,253	16,030
Allowance for borrowed funds used during construction	(27,785)	(20,012)	(13,914)
Other income, net	(55,253)	(36,522)	(10,805)
Total nonoperating expense, net	22,835	24,288	29,774

Income Before Income Taxes	305,004	289,189	297,404

Income Tax Expense	15,053	27,296	37,844

Net Income	289,951	261,893	259,560
Adjustment for income attributable to noncontrolling interests	(777)	(698)	(578)
Net Income Attributable to IDACORP, Inc.	$289,174	$261,195	$258,982

Weighted Average Common Shares Outstanding - Basic (000’s)	52,543	50,717	50,658
Weighted Average Common Shares Outstanding - Diluted (000’s)	52,615	50,806	50,699
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$5.50	$5.15	$5.11
Earnings Attributable to IDACORP, Inc. - Diluted	$5.50	$5.14	$5.11

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)

Net Income	$289,951	$261,893	$259,560
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $1,245, $(1,477), and $9,399, respectively	3,592	(4,262)	27,118
Total Comprehensive Income	293,543	257,631	286,678
Comprehensive income attributable to noncontrolling interests	(777)	(698)	(578)
Comprehensive Income Attributable to IDACORP, Inc.	$292,766	$256,933	$286,100

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$368,865	$327,429
Receivables:
Customer (net of allowance of $5,071 and $4,869, respectively)	114,824	107,256
Other (net of allowance of $628 and $716, respectively)	29,627	44,661
Income taxes receivable	13,932	24,574
Accrued unbilled revenues	97,711	90,521
Materials and supplies (at average cost)	201,064	140,515
Fuel stock (at average cost)	43,656	19,952
Prepayments	29,461	22,840
Current regulatory assets	89,315	226,235
Other	—	71
Total current assets	988,455	1,004,054

Investments	161,340	163,971

Property, Plant, and Equipment:
Utility plant in service	7,957,763	7,291,532
Accumulated provision for depreciation	(2,714,706)	(2,557,744)
Utility plant in service - net	5,243,057	4,733,788
Construction work in progress	1,244,559	985,502
Utility plant held for future use	13,211	9,511
Other property, net of accumulated depreciation	16,491	16,429
Property, plant, and equipment - net	6,517,318	5,745,230

Other Assets:
Company-owned life insurance	92,062	82,038
Regulatory assets	1,418,057	1,426,815
Other	62,131	53,810
Total other assets	1,572,250	1,562,663

Total	$9,239,363	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$19,885	$49,800
Accounts payable	307,133	308,504
Taxes accrued	6,981	6,854
Interest accrued	42,681	38,292
Accrued compensation	70,548	64,645
Current regulatory liabilities	7,523	7,952
Advances from customers	165,229	104,297
Other	80,821	53,732
Total current liabilities	700,801	634,076

Other Liabilities:
Deferred income taxes	822,231	882,724
Regulatory liabilities	976,803	874,601
Pension and other postretirement benefits	165,992	233,965
Other	181,804	160,019
Total other liabilities	2,146,830	2,151,309

Long-Term Debt	3,053,777	2,775,790

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 53,962 and 50,615 shares issued, respectively)	1,194,998	888,615
Retained earnings	2,149,548	2,036,138
Accumulated other comprehensive loss	(13,592)	(17,184)
Total IDACORP, Inc. shareholders’ equity	3,330,954	2,907,569
Noncontrolling interests	7,001	7,174
Total equity	3,337,955	2,914,743

Total	$9,239,363	$8,475,918

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)
Operating Activities:
Net income	$289,951	$261,893	$259,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,091	199,908	173,555
Deferred income taxes and investment tax credits	(17,592)	39,613	(511)
Changes in regulatory assets and liabilities	115,026	(4,748)	(79,693)
Pension and postretirement benefit plan expense	45,800	27,155	29,286
Contributions to pension and postretirement benefit plans	(25,463)	(55,337)	(44,192)
Earnings of equity-method investments	(4,539)	(12,426)	(11,511)
Distributions from equity-method investments	7,850	2,950	11,586
Allowance for equity funds used during construction	(53,238)	(43,221)	(37,285)
Other non-cash adjustments to net income, net	10,443	8,414	14,892
Change in:
Accounts receivable and unbilled revenues	31,434	(17,628)	(81,545)
Prepayments	(8,931)	(3,220)	(2,156)
Materials, supplies, and fuel stock	(84,261)	(53,243)	(11,626)
Accounts and wages payable	16,939	(81,244)	112,602
Taxes accrued/receivable	10,769	(12,551)	(4,628)
Other assets and liabilities	32,138	10,712	22,951
Net cash provided by operating activities	594,417	267,027	351,285
Investing Activities:
Additions to property, plant and equipment, net	(1,009,279)	(611,137)	(432,589)
Payments received from transmission project joint funding partners	83,708	26,501	17,778
Investments in affordable housing and other real estate tax credit projects	(3,814)	(2,533)	(9,881)
Distributions from equity-method investments, return of investment	—	—	8,489
Purchase of equity securities	(11,642)	(12,235)	(45,572)
Purchases of held-to-maturity securities	(1,845)	(1,617)	(31,224)
Proceeds from sale of investment securities	10,641	8,921	63,857
Purchases of short-term investments	—	—	(25,000)
Maturities of short-term investments	—	—	25,000
Other	14,570	2,153	4,875
Net cash used in investing activities	(917,661)	(589,947)	(424,267)
Financing Activities:
Issuance of long-term debt	300,000	872,000	198,000
Discount on issuance of long-term debt	(186)	(7,006)	—
Retirement of long-term debt	(49,800)	(225,000)	(4,360)
Dividends on common stock	(176,565)	(163,545)	(154,287)
Issuance of common stock	298,450	—	—
Tax withholdings on net settlements of share-based awards	(3,782)	(3,274)	(3,111)
Debt issuance costs and other	(3,437)	(403)	(926)
Net cash provided by financing activities	364,680	472,772	35,316
Net increase (decrease) in cash and cash equivalents	41,436	149,852	(37,666)
Cash and cash equivalents at beginning of the year	327,429	177,577	215,243
Cash and cash equivalents at end of the year	$368,865	$327,429	$177,577
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$25,200	$6,200	$45,885
Cash paid for interest (net of amount capitalized)	$109,067	$97,742	$85,985
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$168,107	$185,400	$84,324

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$888,615	$882,189	$874,896
Issuance	298,450	—	—
Share-based compensation expense	11,708	9,578	10,279
Tax withholdings on net settlements of share-based awards	(3,782)	(3,274)	(3,111)
Other	7	122	125
Balance at end of year	1,194,998	888,615	882,189

Retained Earnings:
Balance at beginning of year	2,036,138	1,937,972	1,833,580
Net income attributable to IDACORP, Inc.	289,174	261,195	258,982
Common stock dividends ($3.35, $3.20, and $3.04 per share, respectively)	(175,764)	(163,029)	(154,590)
Balance at end of year	2,149,548	2,036,138	1,937,972

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(17,184)	(12,922)	(40,040)
Unfunded pension liability adjustment (net of tax)	3,592	(4,262)	27,118
Balance at end of year	(13,592)	(17,184)	(12,922)

Total IDACORP, Inc. shareholders’ equity at end of year	3,330,954	2,907,569	2,807,239

Noncontrolling Interests:
Balance at beginning of year	7,174	7,376	6,798
Net income attributable to noncontrolling interests	777	698	578
Distributions to noncontrolling interests	(950)	(900)	—
Balance at end of year	7,001	7,174	7,376

Total equity at end of year	$3,337,955	$2,914,743	$2,814,615

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)

Operating Revenues	$1,822,965	$1,762,894	$1,641,040

Operating Expenses:
Operation:
Purchased power	425,082	501,531	544,345
Fuel expense	259,204	275,405	230,210
Power cost adjustment	89,757	6,885	(100,659)
Other operations and maintenance	460,951	399,855	399,375
Energy efficiency programs	27,580	31,948	33,197
Depreciation	223,410	195,341	170,077
Other operating expenses	8,798	38,550	37,325
Total operating expenses	1,494,782	1,449,515	1,313,870

Operating Income	328,183	313,379	327,170

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(53,238)	(43,221)	(37,285)
Earnings of unconsolidated equity-method investments	(2,671)	(10,540)	(10,211)
Interest on long-term debt	139,196	116,216	87,259
Other interest	24,105	19,913	15,693
Allowance for borrowed funds used during construction	(27,785)	(20,012)	(13,914)
Other income, net	(49,710)	(34,713)	(9,147)
Total nonoperating expense, net	29,897	27,643	32,395

Income Before Income Taxes	298,286	285,736	294,775

Income Tax Expense	17,681	28,926	39,908

Net Income	$280,605	$256,810	$254,867

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)

Net Income	$280,605	$256,810	$254,867
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $1,245, $(1,477), and $9,399, respectively	3,592	(4,262)	27,118
Total Comprehensive Income	$284,197	$252,548	$281,985

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$188,916	$271,791
Receivables:
Customer (net of allowance of $5,071 and $4,869, respectively)	114,824	107,256
Other (net of allowance of $628 and $716, respectively)	28,874	44,335
Income taxes receivable	11,811	22,926
Accrued unbilled revenues	97,711	90,521
Materials and supplies (at average cost)	201,064	140,515
Fuel stock (at average cost)	43,656	19,952
Prepayments	29,328	22,710
Current regulatory assets	89,315	226,235
Other	—	71
Total current assets	805,499	946,312

Investments	92,921	93,037

Property, Plant, and Equipment:
Plant in service	7,957,763	7,291,532
Accumulated provision for depreciation	(2,714,706)	(2,557,744)
Plant in service - net	5,243,057	4,733,788
Construction work in progress	1,244,559	985,502
Plant held for future use	13,211	9,511
Other property	4,858	4,310
Property, plant, and equipment, net	6,505,685	5,733,111

Other Assets:
Company-owned life insurance	92,062	82,038
Regulatory assets	1,418,057	1,426,815
Other	52,744	42,218
Total other assets	1,562,863	1,551,071

Total	$8,966,968	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$19,885	$49,800
Accounts payable	305,248	307,538
Accounts payable to affiliates	3,403	16,456
Taxes accrued	6,981	6,834
Interest accrued	42,681	38,292
Accrued compensation	70,319	64,408
Current regulatory liabilities	7,523	7,952
Advances from customers	165,229	104,297
Other	61,309	44,907
Total current liabilities	682,578	640,484

Other Liabilities:
Deferred income taxes	829,446	881,050
Regulatory liabilities	976,803	874,601
Pension and other postretirement benefits	165,992	233,965
Other	167,775	135,468
Total other liabilities	2,140,016	2,125,084

Long-Term Debt	3,053,777	2,775,790

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	912,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,096,151	1,991,319
Accumulated other comprehensive loss	(13,592)	(17,184)
Total equity	3,090,597	2,782,173

Total	$8,966,968	$8,323,531

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)
Operating Activities:
Net income	$280,605	$256,810	$254,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,480	199,307	172,976
Deferred income taxes and investment tax credits	(15,151)	35,080	(11,744)
Changes in regulatory assets and liabilities	115,026	(4,748)	(79,693)
Pension and postretirement benefit plan expense	45,763	27,138	29,269
Contributions to pension and postretirement benefit plans	(25,427)	(55,319)	(44,175)
Earnings of equity-method investments	(2,671)	(10,540)	(10,211)
Distributions from equity-method investments	5,750	650	10,211
Allowance for equity funds used during construction	(53,238)	(43,221)	(37,285)
Other non-cash adjustments to net income, net	(1,502)	(1,143)	4,493
Change in:
Accounts receivable and unbilled revenues	32,702	(17,882)	(81,163)
Prepayments	(8,927)	(3,212)	(2,153)
Materials, supplies, and fuel stock	(84,261)	(53,243)	(11,626)
Accounts and wages payable	15,781	(121,609)	166,635
Taxes accrued/receivable	(2,850)	(12,085)	(2,995)
Other assets and liabilities	32,171	10,776	22,876
Net cash provided by operating activities	561,251	206,759	380,282
Investing Activities:
Additions to utility plant, net	(1,009,138)	(610,913)	(432,430)
Payments received from transmission project joint funding partners	83,708	26,501	17,778
Distributions from equity-method investments, return of investment	—	—	8,489
Purchase of equity securities	(10,991)	(11,233)	(43,953)
Purchases of held-to-maturity securities	(1,845)	(1,617)	(31,224)
Proceeds from sale of investment securities	10,641	8,921	63,857
Other	12,249	6,198	7,605
Net cash used in investing activities	(915,376)	(582,143)	(409,878)
Financing Activities:
Issuance of long-term debt	300,000	872,000	198,000
Discount on issuance of long-term debt	(186)	(7,006)	—
Retirement of long-term debt	(49,800)	(225,000)	(4,360)
Dividends on common stock	(175,772)	(101,790)	(114,447)
Capital contribution from parent	200,000	—	—
Other	(2,992)	38	(739)
Net cash provided by financing activities	271,250	538,242	78,454
Net (decrease) increase in cash and cash equivalents	(82,875)	162,858	48,858
Cash and cash equivalents at beginning of the year	271,791	108,933	60,075
Cash and cash equivalents at end of the year	$188,916	$271,791	$108,933
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$37,118	$51,815	$2,532
Cash paid for interest (net of amount capitalized)	$108,718	$97,402	$85,648
Non-cash investing activities:
Additions to utility plant in accounts payable	$168,107	$185,400	$84,324

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,991,319	$1,836,547	$1,696,304
Net Income	280,605	256,810	254,867
Dividends on Common Stock	(175,773)	(102,038)	(114,624)
Retained Earnings, End of Year	$2,096,151	$1,991,319	$1,836,547

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

Principles of Consolidation

IDACORP’s and Idaho Power’s consolidated financial statements include the assets, liabilities, revenues, and expenses of each company and its subsidiaries listed above, as well as any variable interest entity (VIE) for which the respective company is the primary beneficiary. Investments in VIEs for which the companies are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

IDACORP also consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2024, Marysville had approximately $14.6 million of primarily hydropower plant assets. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture and the EEC note result in Ida-West's ability to control the activities of the joint venture.

The BCC investment is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint-owner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $21.0 million at December 31, 2024, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $47.5 million guarantee for mine reclamation costs. BCC has a reclamation trust fund set aside specifically for the purpose of paying the reclamation costs. At December 31, 2024, the value of BCC's reclamation trust fund exceeded the guarantee requirement for the total reclamation obligation. The guarantee, reclamation obligation, and reclamation trust are discussed further in Note 9 - "Commitments."

IFS's affordable housing limited partnership and other real estate tax credit investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 10 to 100 percent and were acquired between 2004 and 2023. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $54.7 million at December 31, 2024.

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

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest. A late payment fee of one percent and 2.3 percent in Idaho Power's Idaho and Oregon jurisdictions, respectively, may be assessed per month on account balances after 30 days. An allowance is recorded for potential uncollectible accounts. The measurement of expected credit losses on Idaho Power accounts receivable is based on historical experience, current economic conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. Adjustments are charged to income. Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$4,869	$5,034
Additions to the allowance	4,523	3,617
Write-offs, net of recoveries	(4,321)	(3,782)
Balance at end of period	$5,071	$4,869
Allowance for uncollectible accounts as a percentage of customer receivables	4.2%	4.3%

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

There were no impaired receivables without related allowances at December 31, 2024 and 2023. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 3.1 percent in 2024, 2.9 percent in 2023, and 2.7 percent in 2022.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2024, 2023, or 2022.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total nonoperating expense, net. Idaho Power’s weighted-average monthly AFUDC rate was 7.2 percent for 2024, and 7.4 percent for both 2023 and 2022.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. IDACORP and Idaho Power adopted this ASU on January 1, 2024, for annual periods, and subsequently on January 1, 2025, for interim periods. The amendments in this ASU have been applied retrospectively, as required. See Note 17 - "Segment Information" for expanded disclosure required by this ASU.

There have been no other recently adopted accounting pronouncements that have had a material impact on IDACORP's or Idaho Power's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses which requires disclosure of certain disaggregated income statement expense categories on an annual and interim basis. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective consolidated financial statements.

There have been no other recent accounting pronouncements not yet adopted that are expected to have a material impact on IDACORP's or Idaho Power's consolidated financial statements.

2. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2024	2023	2022	2024	2023	2022
	(thousands of dollars)
Federal income tax expense at statutory rate	$63,888	$60,583	$62,333	$62,640	$60,005	$61,903
Change in taxes resulting from:
AFUDC	(17,015)	(13,279)	(10,752)	(17,015)	(13,279)	(10,752)
Capitalized interest	5,493	3,097	1,633	5,493	3,097	1,633
Investment tax credits	(8,271)	(5,451)	(3,119)	(8,271)	(5,451)	(3,119)
ADITCs	(29,831)	—	—	(29,831)	—	—
Removal costs	(5,109)	(6,312)	(4,900)	(5,109)	(6,312)	(4,900)
Capitalized overhead costs	(2,100)	(2,100)	(3,150)	(2,100)	(2,100)	(3,150)
Capitalized repair costs	(19,320)	(24,360)	(19,320)	(19,320)	(24,360)	(19,320)
State income taxes, net of federal benefit	20,463	15,802	18,139	20,500	16,081	18,352
Depreciation	18,705	18,041	11,897	18,705	18,041	11,897
Excess deferred income tax reversal	(10,047)	(10,684)	(11,405)	(10,047)	(10,684)	(11,405)
Income tax return adjustments	1,844	(8,229)	(2,692)	1,794	(7,732)	(2,827)
Real estate-related tax credits	(7,499)	(6,869)	(6,362)	—	—	—
Real estate-related investment distributions	(1,611)	(507)	(812)	—	—	—
Real estate-related investment amortization	5,203	5,570	4,355	—	—	—
Other, net	260	1,994	1,999	242	1,620	1,596
Total income tax expense	$15,053	$27,296	$37,844	$17,681	$28,926	$39,908
Effective tax rate	4.9%	9.5%	12.7%	5.9%	10.1%	13.5%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2024	2023	2022	2024	2023	2022
	(thousands of dollars)
Income taxes current:
Federal	$19,252	$(13,253)	$31,668	$20,447	$(4,757)	$37,696
State	15,750	5,634	5,474	12,674	3,627	11,715
Total	35,002	(7,619)	37,142	33,121	(1,130)	49,411
Income taxes deferred:
Federal	(73,565)	(18,419)	(13,696)	(67,549)	(19,086)	(13,127)
State	(15,608)	(3,269)	4,087	(12,735)	(1,051)	(2,202)
Total	(89,173)	(21,688)	(9,609)	(80,284)	(20,137)	(15,329)
Investment tax credits:
Deferred	102,946	55,644	8,945	102,946	55,644	8,945
Restored	(38,102)	(5,451)	(3,119)	(38,102)	(5,451)	(3,119)
Total	64,844	50,193	5,826	64,844	50,193	5,826
Real estate-related investments at IFS	4,380	6,410	4,485	—	—	—
Total income tax expense	$15,053	$27,296	$37,844	$17,681	$28,926	$39,908

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2024	2023	2024	2023
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$127,634	$108,641	$127,634	$108,641
Deferred compensation	24,782	24,288	24,782	24,288
Deferred revenue	64,592	58,860	64,592	58,860
Tax credits	66,783	52,010	53,859	49,734
Partnership investments	18,450	12,652	18,450	12,652
Retirement benefits	26,495	44,803	26,495	44,803
Other	24,869	26,537	24,826	26,416
Total	353,605	327,791	340,638	325,394
Deferred tax liabilities:
Property, plant and equipment	243,454	266,992	243,454	266,992
Regulatory assets	811,054	774,672	811,054	774,672
Power cost adjustment	2,747	29,742	2,747	29,742
Partnership investments	4,613	3,593	—	—
Retirement benefits	75,716	94,231	75,716	94,231
Other	38,252	41,285	37,113	40,807
Total	1,175,836	1,210,515	1,170,084	1,206,444
Net deferred tax liabilities	$822,231	$882,724	$829,446	$881,050

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

Tax Credit Carryforwards

As of December 31, 2024, IDACORP had $7.5 million of general business credit carryforwards for federal income tax purposes and $59.3 million of Idaho investment tax credit carryforward. The general business credit carryforward period expires in 2044, and the Idaho investment tax credits expire from 2031 to 2038.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2024 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2023 and 2024 for federal and 2022 through 2024 for Idaho. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.
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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2024
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2024	2023
Regulatory Assets:
Income taxes(2)		$—	$811,054	$811,054	$774,672
Unfunded postretirement benefits(3)		—	18,824	18,824	87,318
Pension expense deferrals(4)		249,409	2,788	252,197	255,244
Power supply costs(5)	2025-2026	10,672	7,835	18,507	115,525
Fixed cost adjustment(5)	2025-2026	1,274	16,487	17,761	51,285
North Valmy plant settlements(5)	2025-2028	80,767	—	80,767	82,917
Jim Bridger plant settlement(5)	2025-2030	124,089	23,362	147,451	123,632
Wildfire Mitigation Plan deferral(5)		—	63,966	63,966	51,329
Asset retirement obligations(6)		—	37,842	37,842	35,270
Long-term service agreement	2025-2043	11,996	7,800	19,796	20,955
Other	2025-2056	3,317	35,890	39,207	54,903
Total		$481,524	$1,025,848	$1,507,372	$1,653,050
Regulatory Liabilities:
Income taxes(7)		$—	$127,634	$127,634	$108,641
Depreciation-related excess deferred income taxes(8)		137,903	—	137,903	147,950
Removal costs(6)		—	166,181	166,181	175,369
Investment tax credits		—	230,322	230,322	165,479
Deferred revenue-AFUDC(9)		197,889	53,053	250,942	228,671
Energy efficiency program costs		9,277	—	9,277	1,507
Power supply costs(5)	2025-2026	3,949	—	3,949	1,240
Tax reform accrual for future amortization(10)		—	42,266	42,266	40,891
Other		9,802	6,050	15,852	12,805
Total		$358,820	$625,506	$984,326	$882,553

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return. The interest rate on deferral accounts is published annually by the IPUC and OPUC. The applicable rates for 2024 were 5.0% and 5.5%, respectively.
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
(8) In 2017, income tax reform reduced deferred income tax assets and liabilities. For depreciation-related temporary differences under the normalized tax accounting method, the resulting excess deferred taxes will flow back to customers ratably over the remaining regulatory lives of Idaho Power's plant assets under the alternative method provided in the statute.
(9)     Idaho Power is collecting revenue in the Idaho jurisdiction for AFUDC on HCC relicensing costs but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.
(10) Represents amount accrued under the May 2018 Idaho tax reform settlement stipulation (described below) for the future amortization of existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers.

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

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or accrued as a credit on the balance sheets for future recovery or refund. The power supply costs deferred or accrued primarily result from changes in the levels of Idaho Power's own hydroelectric generation, changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, and changes in fuel prices.

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

The Idaho-jurisdiction PCA year runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. In May 2023, the IPUC approved recovery of an incremental $200.2 million of Idaho-jurisdiction PCA revenues, but directed Idaho Power to spread recovery of the $190.2 million deferral balance component of the PCA over a two-year period from June 1, 2023, to May 31, 2025. The order deferred collection of $95.1 million of deferred PCA costs to the annual PCA collection period from June 1, 2024, to May 31, 2025. In May 2024, the IPUC issued an order approving a $35.7 million net decrease in PCA revenues as compared to the prior collection period, effective for the PCA collection period from June 1, 2024, to May 31, 2025. The net decrease in PCA revenues reflected forecasted improved hydropower generation during the April 2024 to March 2025 PCA deferral period.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2024	$(35.7)	The $35.7 million net decrease in PCA rates reflects forecasted improved hydropower generation during the April 2024 to March 2025 PCA deferral period.
June 1, 2023	$105.1	The $105.1 million increase in PCA rates reflects higher market energy and natural gas prices, combined with lower than-expected low-cost hydropower generation and limited coal supply. The increased rate also reflects an expectation of continued elevated market energy prices and natural gas prices in the forecast period.
June 1, 2022	$94.9
The increase in PCA rates reflected a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with market energy prices and natural gas prices. The rate also reflected $0.6 million of 2021 earnings shared with customers under the 2018 Settlement Stipulation described below.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The PCAM filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Actual 2024 Oregon-jurisdiction power supply costs were less than the amount recovered through the APCU, resulting in a $2.9 million difference between revenue and cost. In 2023, Oregon jurisdiction power supply costs were less than the amount recovered through the APCU, but because Idaho Power’s earnings in 2023 were below the threshold of plus or minus 100 basis points of its authorized return on year-end equity, the difference was not refunded to customers. Idaho Power's annual June 1 APCU rate changes were a decrease of $6.9 million, an increase of $7.7 million, and an increase of $4.0 million in 2024, 2023, and 2022, respectively.

Notable Idaho Base Rate Adjustments

Idaho base rates were most recently established through the 2024 Idaho Limited-Issue Rate Case, with rate changes effective January 1, 2025. Previously, base rates were established in a general rate case in 2023, which was resolved by the 2023 Settlement Stipulation.

2024 Idaho Limited-Issue Rate Case: Idaho Power filed the 2024 Idaho Limited-Issue Rate Case in May 2024, focused on revenue requirements for 2024 incremental plant additions and incremental ongoing labor costs. On December 31, 2024, the IPUC issued its order (Order) in the 2024 Idaho Limited-Issue Rate Case, providing that Idaho Power implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $50.6 million, or 3.7 percent, effective January 1, 2025. The Order was subsequently modified by an errata issued on January 21, 2025, which reduced the revenue increase called for under the Order to $50.1 million. The Order did not adjust the overall rate of return approved in the 2023 Settlement Stipulation or make changes to Idaho regulatory mechanisms such as the PCA, FCA, and energy efficiency rider. The Order also did not preclude Idaho Power from filing another rate case in Idaho at any time in the future.

2023 Idaho General Rate Case: In June 2023, Idaho Power filed a general rate case with the IPUC. In December 2023, the IPUC issued an order approving the 2023 Settlement Stipulation settling the general rate case. The order and the 2023 Settlement Stipulation provided for the following significant terms, among other items:

•Implementation of revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024. The $54.7 million of additional annual revenue was net of an Idaho-jurisdiction PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates;
•A 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion;
•Modifications to the PCA including establishment of a new level of base net power supply expense of $484.9 million, which included the transfer of $168.3 million from then-current PCA rates to base rates;
•Modifications to the FCA mechanism to support Idaho Power’s rate designs and to reflect updated fixed costs;
•Continued deferral of incremental vegetation management and insurance costs, as measured from 2022 actual costs, through the earlier of Idaho Power’s next Idaho general rate case or 2025;
•An annual $18 million increase in collection of Idaho Power’s regulatory asset associated with its defined benefit pension plan contributions;
•Modifications to Idaho Power’s ADITC and revenue sharing mechanism beginning in 2024 to (1) include an additional amount of investment tax credits equal to the incremental investment tax credits generated from Idaho Power’s investment in 2023 battery storage projects; (2) remove the existing $25 million annual cap on the amount of accelerated amortization of ADITCs; (3) establish a minimum specified Idaho-jurisdiction return on year-end equity (Idaho ROE) of 9.12 percent for additional amortization of ADITCs; (4) establish a 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and (5) implement all revenue sharing through the PCA rather than a portion offsetting customer-funded pension obligations;
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

In 2024, Idaho Power recorded amortization of $29.8 million of ADITC. Accordingly, at December 31, 2024, $77 million of ADITC remained available for future use under the terms of the 2023 Settlement Stipulation and the 2018 Settlement Stipulation described below.

May 2018 Idaho Tax Reform Settlement Stipulation: In May 2018, the IPUC issued an order approving a settlement stipulation (2018 Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the 2018 Settlement Stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers. The 2018 Settlement Stipulation also provided for the indefinite extension, with modifications, of a previous 2014 settlement stipulation beyond its termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective January 1, 2020. Idaho Power’s base rates and ADITC and revenue sharing mechanism were modified by the 2023 Settlement Stipulation, as described above.

North Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the planned end of its participation in coal-fired operations of both units of its jointly-owned North Valmy plant. Idaho Power ceased coal-fired operations at unit 1 in 2019, as planned, and these settlement stipulations provide for Idaho Power to cease participation in coal-fired operations at unit 2 in 2025. The IPUC-approved settlement stipulation provides for (1) accelerated depreciation for the North Valmy plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2028, (2) Idaho Power to use prudent and commercially reasonable efforts to end its participation in coal-fired operations at the North Valmy plant as described above, (3) a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the North Valmy plant, and (4) increased customer rates related to the associated incremental annual levelized revenue requirement. If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

Jim Bridger Power Plant Rate Base Adjustment and Recovery and Non-Fuel O&M Expenses: In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (1) accelerate depreciation for the Jim Bridger plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order).

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

In September 2024, the IPUC issued an order authorizing Idaho Power to include all non-fuel O&M expenses associated with operations of the Jim Bridger plant in the balancing account previously established to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, which resulted in a $11.3 million deferral of costs in 2024 to a regulatory asset account for future recovery.

Other Notable Idaho Regulatory Matters

Fixed Cost Adjustment: The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kWh charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2024, the IPUC issued an order approving a $11.7 million increase in recovery from the FCA from $25.1 million to $36.8 million for the 2023 FCA deferral, with new rates effective for the period from June 1, 2024, to May 31, 2025. Beginning with the 2024 FCA deferral, the 2023 Settlement Stipulation updates the authorized fixed-cost recovery amount per customer and modifies parts of the FCA mechanism to support Idaho Power's proposed rate designs, as noted above.

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2023	June 1, 2024 to May 31, 2025	$36.8
2022	June 1, 2023 to May 31, 2024	$25.1
2021	June 1, 2022 to May 31, 2023	$35.2

Wildfire Mitigation Cost Recovery: In June 2021 and March 2023, the IPUC issued orders authorizing Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's WMP. As a result of the 2023 Settlement Stipulation, in 2024, Idaho Power recovered and amortized $3.8 million of its WMP deferral balance through 2022 of $26.7 million. As of December 31, 2024, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $63.2 million, of which $22.9 million is approved to be amortized and collected in Idaho rates. In January 2024, the OPUC authorized Idaho Power to defer the Oregon jurisdictional share of costs associated with the WMP for the 12-month period beginning December 29, 2022, and ending on December 28, 2023, resulting in an Oregon-jurisdiction deferral balance of approximately $750 thousand.

On February 13, 2025, Idaho Power filed an application with the IPUC for review of the Company's current WMP and request for an order authorizing the Company to defer through calendar year 2025, or until the Company's next general rate case goes into effect, newly identified costs associated with expanded wildfire mitigation efforts.

Notable Oregon Regulatory Matters

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case that Idaho Power filed with the OPUC in December 2023. In September 2024, the OPUC issued an order approving the 2024 Oregon Settlement Stipulations, which are settlement stipulations among Idaho Power and intervening parties settling the general rate case. The OPUC order and the 2024 Oregon Settlement Stipulations contain the following significant terms, among other items:

•Implementation of revised tariff schedules designed to increase annual Oregon-jurisdiction revenue by $6.7 million, or 12.14 percent; and
•A 9.5 percent Oregon-jurisdiction return on year-end equity and a 7.302 percent Oregon-jurisdiction authorized rate of return based on a 5.104 percent cost of debt and capital structure of 50 percent debt and 50 percent equity, applied to an Oregon-jurisdictional rate base of approximately $188.9 million. The $188.9 million of rate base excludes rate base associated with Idaho Power's jointly-owned North Valmy coal facilities, the costs of which are recovered under the separate rate mechanism noted below.

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

Period Rates in Effect	OATT Rate (per kW-year)
October 1, 2024 to September 30, 2025	$31.55
October 1, 2023 to September 30, 2024	$30.74
October 1, 2022 to September 30, 2023	$31.42
October 1, 2021 to September 30, 2022	$31.19

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $137.9 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2024	2023	2022
Electric utility operating revenues:
Revenue from contracts with customers	$1,768,881	$1,639,612	$1,557,974
Alternative revenue programs and derivative revenues	54,084	123,282	83,066
Total electric utility operating revenues	$1,822,965	$1,762,894	$1,641,040

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

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers:
Retail revenues:
Residential (includes $(2,686), $37,233, and $22,595, respectively, related to the FCA(1))	$700,586	$684,649	$645,236
Commercial (includes $(170), $1,338, and $922, respectively, related to the FCA(1))	397,385	378,330	347,970
Industrial	267,211	244,538	217,368
Irrigation	196,401	173,929	170,964
Deferred revenue related to HCC relicensing AFUDC(2)	(8,803)	(8,780)	(8,780)
Total retail revenues	1,552,780	1,472,666	1,372,758
Less: FCA mechanism revenues(1)	2,856	(38,571)	(23,517)
Wholesale energy sales	73,908	63,421	66,519
Transmission wheeling-related revenues	79,173	80,357	80,527
Energy efficiency program revenues	27,581	31,948	33,197
Other revenues from contracts with customers	32,583	29,791	28,490
Total revenues from contracts with customers	$1,768,881	$1,639,612	$1,557,974

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2024, Idaho Power's energy efficiency rider balances were a $7.6 million regulatory liability in the Idaho jurisdiction and a $1.7 million regulatory liability in the Oregon jurisdiction.

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

The table below presents the FCA mechanism revenues and derivative revenues (in thousands):

	Year Ended December 31,
	2024	2023	2022
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$(2,856)	$38,571	$23,517
Derivative revenues	56,940	84,711	59,549
Total alternative revenue programs and derivative revenues	$54,084	$123,282	$83,066

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small PURPA-qualifying hydropower generation projects.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2024	2023
First mortgage bonds:
1.90% Series due 2030	$80,000	$80,000
6.00% Series due 2032	100,000	100,000
4.99% Series due 2032	23,000	23,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.20% Series due 2034	300,000	—
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
5.06% Series due 2042	25,000	25,000
5.06% Series due 2043	60,000	60,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	450,000
5.20% Series due 2053	62,000	62,000
5.50% Series due 2053	400,000	400,000
5.80% Series due 2054	350,000	350,000
Total first mortgage bonds	2,945,000	2,645,000
Pollution control revenue bonds:
1.45% Series due 2024	—	49,800
1.70% Series due 2026(1)	116,300	116,300
Total pollution control revenue bonds	116,300	166,100
American Falls Variable Rate bond guarantee due 2025	19,885	19,885
Unamortized premium/discount and issuance costs	(7,523)	(5,395)
Total IDACORP and Idaho Power outstanding debt(2)	3,073,662	2,825,590
Current maturities of long-term debt	(19,885)	(49,800)
Total long-term debt	$3,053,777	$2,775,790

(1) Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2024, to $3.061 billion.
(2) At December 31, 2024 and 2023, the overall effective cost rate of Idaho Power's outstanding debt was 5.03 percent and 4.98 percent, respectively.

At December 31, 2024, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2025	2026	2027	2028	2029	Thereafter
$19,885	$116,300	$—	$—	$—	$2,945,000

Long-Term Debt Issuances, Maturities, and Redemptions

On February 3, 2025, Idaho Power repaid $19.9 million in aggregate principal amount of maturing variable rate American Falls Bonds.

On December 2, 2024, Idaho Power repaid $49.8 million in aggregate principal amount of maturing 1.45% Humboldt County Pollution Control Revenue Bonds.

On August 12, 2024, under the shelf registration statement with the SEC, Idaho Power issued $300 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series M, maturing on August 15, 2034.

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

On December 22, 2022, Idaho Power entered into a Bond Purchase Agreement with certain institutional purchasers relating to the sale by Idaho Power of $170 million of first mortgage bonds, secured medium-term notes, Series N (Series N Notes), as described in more detail below.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8.0 percent. At December 31, 2024, $900 million remained available for debt issuance under the regulatory orders.

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

In December 2022, Idaho Power entered into the Bond Purchase Agreement with certain institutional purchasers, relating to the sale by Idaho Power of $170 million in aggregate principal amount of Series N Notes. Also in December 2022, Idaho Power entered into the Fifty-second Supplemental Indenture, dated effective as of December 30, 2022, to the Indenture (Fifty-second Supplemental Indenture). The Fifty-second Supplemental Indenture provided for, among other items, the issuance of Series N Notes pursuant to the Indenture. The Series N Notes consist of:

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

As of December 31, 2024, the maximum amount of additional first mortgage bonds Idaho Power could issue was approximately $439 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2024, Idaho Power could issue approximately $2.1 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

6. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2024:

	Shares issued			Shares reserved
	2024	2023	2022	December 31, 2024
Balance at beginning of year	50,615,237	50,561,892	50,516,479
Dividend reinvestment and stock purchase plan	63,084	—	—	2,778,618
Employee savings plan	—	—	—	3,567,954
At-the-market offering program(1)	—	—	—	See table note (1)
Equity forward sale agreements	3,221,982	—	—	—
Long-term incentive and compensation plan(2)	61,997	53,345	45,413	1,099,512
Continuous equity program (inactive)	—	—	—	3,000,000
Balance at end of year	53,962,300	50,615,237	50,561,892

(1) At December 31, 2024, IDACORP had reserved shares of its common stock through the ATM offering program, up to an aggregate gross sales price of $300 million. For more details, see "At-the-Market Offering Program" below in this Note 6.
(2) During 2024, 2023, and 2022, IDACORP granted 103,771, 75,295, and 73,131 restricted stock unit awards, respectively, to employees and 15,616, 12,459, and 12,021 shares of common stock, respectively, to directors. During 2024, 2023, and 2022, IDACORP issued 61,997, 53,345, and 45,413 shares of common stock, respectively, using original issuances of shares pursuant to the LTICP, including 10,571, 13,842, and 8,674 shares of common stock, respectively, issued to members of the board of directors.

Dividend Reinvestment and Stock Purchase Plan: Effective January 1, 2024, IDACORP instructed the plan administrator of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan to use original issuance of common stock from IDACORP, as opposed to market purchases of IDACORP common stock, to acquire shares of IDACORP common stock for the plan. However, IDACORP may determine at any time to resume market purchases of common stock under the plan.

Employee Savings Plan: As directed by IDACORP, the plan administrator of the Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plan.

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. In 2024, IDACORP did not issue common stock pursuant to the EDA.

In 2024, IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 801,914 shares of IDACORP’s common stock at an aggregate gross sales price of $92.4 million. At December 31, 2024, $207.6 million in shares of IDACORP’s common stock remained available for issuance through its ATM offering program. At December 31, 2024, IDACORP could have settled the FSAs with physical delivery of 801,914 shares of common stock to the counterparty in exchange for cash of $91.6 million.

At December 31, 2024, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Maturity	Shares	Net Proceeds Available	Forward Price
November 12, 2025	500,000	$56,912	$113.82
December 31, 2025	301,914	34,669	114.83
Total	801,914	$91,581	$114.20

The FSAs will be physically settled with common shares issued by IDACORP, unless IDACORP elects to settle the agreements in net cash or net shares, subject to certain conditions. On a settlement date or dates, if IDACORP elects to physically settle the

FSAs, IDACORP will issue shares of common stock to the various counterparties at the then-applicable forward sale price and receive issuance proceeds at that time.

At December 31, 2024, IDACORP could have settled the FSAs with net receipt from various counterparties of approximately $1.2 million of cash or approximately 11,270 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Equity Forward Sale Agreements: On November 7, 2023, IDACORP announced a registered public offering of 2,801,724 shares of its common stock at a public offering price of $92.80 per share, for an issuance amount of $260.0 million. In conjunction with this offering, IDACORP granted the underwriters an option to purchase up to 420,258 additional shares, which was subsequently exercised in full on November 8, 2023, for an additional issuance amount of $39.0 million. The 3,221,982 shares were sold by the counterparty to the underwriters under FSAs. The forward sale price was initially $90.016 per share and was subject to certain adjustments in accordance with the terms of the FSAs through the date of settlement.

On May 14, 2024, IDACORP partially settled the FSAs with physical delivery of 2,542,442 shares of common stock to the counterparty in exchange for cash of $230.0 million. On November 4, 2024, IDACORP settled the remainder of the FSAs with physical delivery of 679,540 shares of common stock to the counterparty in exchange for cash of $62.2 million. Settlement of the FSAs are reflected in IDACORP’s equity.

FSA Earnings Per Shares Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. As of December 31, 2024 and 2023, approximately 47,000 and 34,000 incremental shares, respectively, were included in the calculation of diluted EPS related to the securities under the FSAs. See Note 8 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Idaho Power Common Stock

During 2024, IDACORP contributed $200 million of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2024, the leverage ratios for IDACORP and Idaho Power were 48 percent and 50 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.7 billion and $1.4 billion, respectively, at December 31, 2024. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2024, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2024, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the LTICP. The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units, performance shares and performance-based units, and several other types of share-based awards. At December 31, 2024, the maximum number of shares available under the LTICP was 110,302.

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

A summary of restricted stock units and performance-based units award activity is presented below. Idaho Power unit amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units at January 1, 2024	210,100	$97.35	209,224	$97.34
Units granted	124,893	85.80	124,375	85.80
Units forfeited	(7,454)	92.57	(7,454)	92.57
Units vested	(92,730)	88.80	(92,568)	88.80
Nonvested units at December 31, 2024	234,809	$94.73	233,577	$94.73

The total fair value of shares vested was $8.5 million in 2024, $7.5 million in 2023, and $6.9 million in 2022. At December 31, 2024, IDACORP had $9.7 million of total unrecognized compensation cost related to nonvested share-based compensation, nearly all of which was Idaho Power's share. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue shares for these awards.

In 2024, a total of 15,616 shares were awarded to directors at an average grant date fair value of $88.11 per share. Directors elected to defer receipt of 5,426 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2024	2023	2022	2024	2023	2022
Compensation cost	$11,708	$9,578	$10,279	$11,608	$9,508	$10,204
Income tax benefit	3,014	2,465	2,646	2,988	2,447	2,627

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

8. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except for per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to IDACORP, Inc.	$289,174	$261,195	$258,982
Denominator:
Weighted-average common shares outstanding - basic	52,543	50,717	50,658
Effect of dilutive securities(1)	72	89	41
Weighted-average common shares outstanding - diluted	52,615	50,806	50,699
Basic earnings per share	$5.50	$5.15	$5.11
Diluted earnings per share	$5.50	$5.14	$5.11

(1) The effect of dilutive securities amount includes approximately 47 thousand and 34 thousand incremental shares related to FSAs as of December 31, 2024 and 2023, respectively. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.
9. COMMITMENTS

Purchase Obligations

At December 31, 2024, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2025	2026	2027	2028	2029	Thereafter
Cogeneration, power production, and battery storage	$340,395	$372,123	$407,819	$455,245	$447,778	$5,040,605
Fuel	112,045	58,181	26,559	26,665	26,745	247,770

As of December 31, 2024, Idaho Power had power purchase obligations with respect to 1,524 MW nameplate capacity of online PURPA and non-PURPA projects, with an additional 1,048 MW nameplate capacity of projects that are scheduled to be online through 2027. The agreements for these projects have original contract terms ranging from one to 35 years. Idaho Power's purchased power expense associated with long-term agreements (including PURPA) was approximately $294 million in 2024, $258 million in 2023, and $238 million in 2022.

In February 2025, Idaho Power entered into a 100 MW solar facility PPA and agreement to purchase the storage capacity from a 100 MW battery storage facility; both with a scheduled online date of April 2027 and 20-year terms. Also, in February 2025, Idaho Power entered into agreements providing ownership of 250 MW and rights to 250 MW of transmission capacity on the

SWIP-N in Nevada, with an expected online date in late 2027 or in 2028. The agreements collectively increased Idaho Power's contractual obligations by $1.1 billion over their respective terms.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2025	2026	2027	2028	2029	Thereafter
Joint-operating agreement payments(1)	$5,266	$5,266	$5,266	$5,266	$5,266	$26,331
Easements and other payments(1)	2,163	2,209	2,255	2,302	2,351	12,515
Maintenance, service, and materials agreements(1)(2)	324,817	492,185	352,817	7,376	7,103	37,575
FERC and other industry-related fees(1)	17,512	17,183	16,416	16,272	16,218	82,560

(1) Approximately $53 million, $1 million, $14 million, and $164 million of the commitments included in joint-operating agreement payments, easements and other payments, maintenance, service, and materials agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.
(2) As of December 31, 2024, Idaho Power had a remaining $904 million commitment related to contracts to acquire and own capacity and generation resources with in-service dates in 2026 and 2027.

At IDACORP, long-term purchase commitments of $34.7 million are mostly comprised of other long-term liabilities at Ida-West and IFS. At December 31, 2024, IDACORP had a commitment to invest an additional $5.2 million into a private market investment fund, which is expected to occur over the next few years. IDACORP’s expense for operating leases was not material for the years ended 2024, 2023, and 2022.

Acquisition of Additional Interest in B2H Transmission Project

In March 2023, Idaho Power executed a purchase, sale, and security agreement with the BPA to transfer BPA's 24 percent interest in the B2H transmission line project to Idaho Power, bringing Idaho Power's interest in the project to approximately 45 percent. Pursuant to the agreement, Idaho Power has a commitment to provide long-term transmission service to BPA. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's consolidated balance sheet, the agreement increased construction work in progress by $31.4 million for the acquired permitting interest, cash and cash equivalents by $10.0 million for the additional security payment, and other non-current liabilities by $41.4 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third portion. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $47.5 million at December 31, 2024, representing IERCo's one-third share of BCC's total reclamation obligation of $142.5 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2024, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2024, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2024	2023	2024	2023

Change in projected benefit obligation:
Benefit obligation at January 1	$1,028,016	$953,769	$105,809	$99,976
Service cost	33,992	29,843	1,051	612
Interest cost	52,181	51,277	5,332	5,322
Actuarial (gain) loss	(65,972)	41,539	(3,321)	6,518
Plan amendment	—	—	15	11
Benefits paid	(50,051)	(48,412)	(6,568)	(6,630)
Projected benefit obligation at December 31	998,166	1,028,016	102,318	105,809
Change in plan assets:
Fair value at January 1	917,513	839,728	—	—
Actual return on plan assets	63,680	78,197	—	—
Employer contributions	20,000	48,000	—	—
Benefits paid	(50,051)	(48,412)	—	—
Fair value at December 31	951,142	917,513	—	—
Funded status at end of year	$(47,024)	$(110,503)	$(102,318)	$(105,809)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,827)	$(6,608)
Noncurrent liabilities	(47,024)	(110,503)	(95,491)	(99,201)
Net amount recognized	$(47,024)	$(110,503)	$(102,318)	$(105,809)

Amounts recognized in AOCI consist of:
Net loss	$43,516	$108,334	$16,442	$21,074
Prior service cost	24	31	1,995	2,200
Subtotal	43,540	108,365	18,437	23,274
Less amount recorded as regulatory asset(1)	(43,540)	(108,365)	—	—
Net amount recognized in AOCI	$—	$—	$18,437	$23,274
Accumulated benefit obligation	$863,705	$892,325	$96,487	$99,786

(1) Changes in the funded status of the pension plan that would be recorded in AOCI for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2024 are due primarily to increases in the assumed discount rates of both plans from December 31, 2023, to December 31, 2024. The actuarial losses reflected in the benefit obligations for the pension and SMSP plans in 2023 are due primarily to decreases in the assumed discount rates of both plans from December 31, 2022, to December 31, 2023. For more information on discount rates, see “Plan Assumptions” below in this Note 11.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a rabbi trust designated to provide funding for SMSP obligations. The rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $159.1 million and $146.2 million at December 31, 2024 and 2023, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic pension cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2024	2023	2022	2024	2023	2022
Service cost	$33,992	$29,843	$52,025	$1,051	$612	$1,185
Interest cost	52,181	51,277	39,670	5,332	5,322	3,897
Expected return on assets	(66,533)	(61,728)	(72,348)	—	—	—
Amortization of net loss	1,700	—	12,273	1,312	570	4,229
Amortization of prior service cost	6	6	6	220	219	279
Net periodic pension cost	21,346	19,398	31,626	7,915	6,723	9,590
Regulatory deferral of net periodic pension cost(1)	(20,425)	(18,553)	(30,197)	—	—	—
Previously deferred pension cost recognized(1)	35,182	17,154	17,154	—	—	—
Net periodic pension cost recognized for financial reporting(1)(2)	$36,103	$17,999	$18,583	$7,915	$6,723	$9,590

(1) Net periodic pension costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under an IPUC order, the Idaho portion of net periodic pension cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic pension cost recognized for financial reporting $35.9 million, $18.2 million, and $19.0 million respectively, was recognized in "Other operations and maintenance" and $8.1 million, $6.5 million, and $9.2 million respectively, was recognized in "Other income, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2024, 2023, and 2022.

The following table shows the components of other comprehensive income (loss) for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2024	2023	2022	2024	2023	2022
Actuarial gain (loss) during the year	$63,119	$(25,071)	$227,372	$3,320	$(6,517)	$32,009
Plan amendment service cost	—	—	—	(15)	(11)	—
Reclassification adjustments for:
Amortization of net loss	1,700	—	12,273	1,312	570	4,229
Amortization of prior service cost	6	6	6	220	219	279
Adjustment for deferred tax effects	(16,686)	6,452	(61,686)	(1,245)	1,477	(9,399)
Adjustment due to the effects of regulation	(48,139)	18,613	(177,965)	—	—	—
Other comprehensive income (loss) recognized related to pension benefit plans	$—	$—	$—	$3,592	$(4,262)	$27,118

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2025	2026	2027	2028	2029	2030-2034
Pension Plan	$50,774	$52,436	$54,119	$55,778	$57,568	$317,695
SMSP	6,827	6,836	6,846	6,997	7,237	37,188

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2024, 2023, and 2022, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP and Idaho Power have no estimated minimum required contributions to the pension plan for 2025. Depending on market conditions and cash flow considerations in 2025, Idaho Power could contribute up to $20 million to the pension plan during 2025 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2024	2023
Change in accumulated benefit obligation:
Benefit obligation at January 1	$56,064	$59,099
Service cost	698	658
Interest cost	2,824	2,980
Actuarial gain	(778)	(2,004)
Benefits paid(1)	(4,204)	(4,669)
Benefit obligation at December 31	54,604	56,064
Change in plan assets:
Fair value of plan assets at January 1	31,804	28,565
Actual return on plan assets	4,669	7,219
Employer contributions(1)	(1,141)	690
Benefits paid(1)	(4,204)	(4,670)
Fair value of plan assets at December 31	31,128	31,804
Funded status at end of year (included in noncurrent liabilities)	$(23,476)	$(24,260)

(1) Contributions and benefits paid are each net of $2.3 million and $2.6 million of plan participant contributions for 2024 and 2023, respectively.

Amounts recognized in AOCI consist of the following (in thousands of dollars):

	2024	2023
Net gain	$(29,353)	$(27,231)
Prior service cost	4,636	6,184
Subtotal	(24,717)	(21,047)
Less amount recognized in regulatory assets	24,717	21,047
Net amount recognized in AOCI	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2024	2023	2022
Service cost	$698	$658	$1,071
Interest cost	2,824	2,980	2,112
Expected return on plan assets	(1,831)	(1,650)	(2,351)
Amortization of net loss	(1,494)	(1,237)	(31)
Amortization of prior service cost	1,548	1,665	295
Net periodic postretirement benefit cost	$1,745	$2,416	$1,096

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2024	2023	2022
Actuarial gain during the year	$3,616	$7,572	$12,908
Prior service cost arising during the year	—	—	(8,065)
Reclassification adjustments for:
Amortization of net loss	(1,494)	(1,237)	(31)
Amortization of prior service cost	1,548	1,665	295
Adjustment for deferred tax effects	(945)	(2,059)	(1,315)
Adjustment due to the effects of regulation	(2,725)	(5,941)	(3,792)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2025	2026	2027	2028	2029	2030-2034
Expected benefit payments	$4,931	$4,753	$4,563	$4,436	$4,355	$20,500

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.70%	5.10%	5.70%	5.20%	5.70%	5.15%
Rate of compensation increase(1)	4.43%	4.43%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	6.3%	7.1%
Dental trend rate	—	—	—	—	3.5%	3.5%
Measurement date	12/31/2024	12/31/2023	12/31/2024	12/31/2023	12/31/2024	12/31/2023

(1) The 2024 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.03% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 10.6% for employees in their first year of service and scale down to 3.4% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.10%	5.45%	3.05%	5.20%	5.50%	3.00%	5.15%	5.45%	2.95%
Expected long-term rate of return on assets	7.40%	7.40%	7.40%	—	—	—	6.00%	6.00%	6.00%
Rate of compensation increase	4.43%	4.49%	4.49%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	7.1%	6.7%	5.8%
Dental trend rate	—	—	—	—	—	—	3.5%	3.5%	3.5%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 7.1 percent in 2024 and is assumed to decrease to 6.3 percent in 2025, 5.5 percent in 2026, decrease to 5.4 percent in 2027, and to gradually decrease to 3.8 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 3.5 percent, or equal to the medical trend rate if lower, for all years.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2024, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2024
Debt securities	25%	24%
Equity securities	56%	59%
Real estate	8%	8%
Other plan assets	11%	9%
Total	100%	100%

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Cash and cash equivalents	$24,946	$—	$—	$24,946
Intermediate bonds	40,177	184,528	—	224,705
Equity Securities: Large-Cap	49,848	—	—	49,848
Equity Securities: Mid-Cap	103,117	—	—	103,117
Equity Securities: Small-Cap	82,932	—	—	82,932
Equity Securities: Micro-Cap	38,871	—	—	38,871
Equity Securities: Global and International	58,767	—	—	58,767
Equity Securities: Emerging Markets	6,093	—	—	6,093
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Large-Cap				54,346
Commingled Fund: Equity Securities: Global and International				124,559
Commingled Fund: Equity Securities: Emerging Markets				41,590
Direct Lending Fund: Fixed Income				5,479
Real estate				72,913
Private market investments				62,976
Total	$404,751	$184,528	$—	$951,142
Postretirement plan assets(1)	$3,054	$28,074	$—	$31,128

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Cash and cash equivalents	$28,830	$—	$—	$28,830
Intermediate bonds	35,747	182,280	—	218,027
Equity Securities: Large-Cap	93,879	—	—	93,879
Equity Securities: Mid-Cap	105,700	—	—	105,700
Equity Securities: Small-Cap	75,596	—	—	75,596
Equity Securities: Micro-Cap	37,759	—	—	37,759
Equity Securities: Global and International	58,401	—	—	58,401
Equity Securities: Emerging Markets	7,850	—	—	7,850
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				131,921
Commingled Fund: Equity Securities: Emerging Markets				40,398
Direct Lending Fund: Fixed Income				2,970
Real estate				74,426
Private market investments				41,756
Total	$443,762	$182,280	$—	$917,513
Postretirement plan assets(1)	$1,726	$30,078	$—	$31,804

(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2024 and 2023, there were no material transfers into or out of Levels 1, 2, or 3.

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

Private Market Investments: Private market investments represent three categories: venture capital funds, private infrastructure funds, and fund of hedge funds. These funds are valued by the fund companies based on the estimated fair values of the underlying fund holdings divided by the fund shares outstanding or multiplied by the ownership percentages of the holder. Venture capital fund investments are valued by the fund companies based on estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some venture capital investments have progressed to the point that they have readily available exchange-based market valuations. Early stage venture investments are valued based on unobservable inputs including cost, operating results, discounted cash flows, the price of recent funding events, or pending offers from other viable entities. These private market investments furnish annual audited financial statements that are also used to further validate the information provided. These funds are formed for a stated life of 10 to 15 years. The general partner can extend the fund life for 2 or 3 one-year periods. The fund can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer. The private infrastructure fund investment is valued by the fund manager through a process involving an independent third-party external valuator on a quarterly basis, with each investment undergoing a full independent valuation at least once per year. Redemption on the infrastructure fund are available on a quarterly basis beginning in April of 2027 with 90 days written notice. If the fund has sufficient liquidity, the redemption will be processed at the fund NAV at the end of the quarter. If the fund does not have sufficient liquidity to honor the full redemption, the remainder will be set for redemption the following quarter on a pro-rata basis with other redemption requests. This same process will repeat until the redemption request has been completed. The value of the fund of hedge funds investment is the residual value of an immaterial non-liquid position in a single fund of hedge funds.

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $10.4 million, $9.8 million, and $8.8 million in 2024, 2023, and 2022, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other liabilities on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2024 and 2023, were approximately $3 million.

12. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2024 and 2023 (in thousands of dollars):

	2024		2023
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,858,678	3.90%	$2,794,534	3.50%
Transmission	1,534,474	1.89%	1,392,338	1.90%
Distribution	2,858,435	2.31%	2,454,458	2.18%
General and Other	706,176	5.18%	650,202	5.21%
Total in service	7,957,763	3.06%	7,291,532	2.89%
Accumulated provision for depreciation	(2,714,706)		(2,557,744)
In service - net	$5,243,057		$4,733,788

At December 31, 2024, Idaho Power's construction work in progress balance of $1.2 billion included relicensing costs of $496.9 million for the HCC, Idaho Power's largest hydropower complex. In 2024, 2023, and 2022, Idaho Power had IPUC authorization to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2024, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $250.9 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2024 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$790,883	$1,387	$548,307	33	775
North Valmy unit 2(2)	Winnemucca, NV	267,135	8,938	244,020	50	145

(1) Idaho Power’s share of nameplate capacity.

(2) Pursuant to an agreement with NV Energy, Idaho Power ceased participation in coal-fired operations of North Valmy in December 2019 at unit 1. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two generating units at the North Valmy plant from coal to natural gas in 2026.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint-owner of BCC. Idaho Power’s coal purchases from BCC were $51.6 million in 2024, $67.9 million in 2023, and $60.4 million in 2022.

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

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2024 and 2023.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2024	2023
Balance at beginning of year	$48,997	$37,557
Accretion expense	1,895	1,176
Revisions in estimated cash flows	842	11,348
Liability settled	(608)	(1,084)
Balance at end of year	$51,126	$48,997

14. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2024	2023
Idaho Power investments:
BCC (equity method investment)	$20,998	$24,078
Exchange traded short-term bond funds and cash equivalents	38,873	36,617
Held-to-Maturity securities	32,151	31,639
Executive deferred compensation plan investments	899	703
Total Idaho Power investments	92,921	93,037
IFS investments in real estate tax credit projects, such as affordable housing developments	54,654	57,286
Ida-West joint ventures (equity method investments)	9,666	9,897
Other investments	4,099	3,751
Total IDACORP investments	$161,340	$163,971

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

	2024	2023	2022
BCC (Idaho Power)	$2,671	$10,540	$10,211
Ida-West joint ventures	1,868	1,886	1,300
Total	$4,539	$12,426	$11,511

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2024 and 2023. There were no gross realized gains or losses from the sale of equity securities in 2024, 2023, and 2022.

Held-to-Maturity Securities

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During 2024 and 2023, the rabbi trust purchased $1.8 million and $1.6 million, respectively of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the consolidated statements of income. Due to increases in market interest rates in 2024 and 2023, all held-to-maturity securities were in a gross unrealized holding loss position totaling $2.7 million and $3.3 million at December 31, 2024 and 2023, respectively. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect material payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of December 31, 2024 and 2023.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2024, 2023, and 2022 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2024	2023	2022
Financial swaps	Operating revenues	$5,189	$4,216	$(6,249)
Financial swaps	Purchased power	(7,101)	(8,542)	2,373
Financial swaps	Fuel expense	(63,380)	(16,209)	68,489
Forward contracts	Operating revenues	1,885	2,280	1,090
Forward contracts	Purchased power	(3,742)	(4,035)	(2,994)
Forward contracts	Fuel expense	(2,510)	(866)	(136)

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

Credit Risk

At December 31, 2024, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2024, was $34.3 million. Idaho Power posted $25.1 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2024, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $36.4 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2024 and 2023 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2024
Current:
Financial swaps	Other current liabilities	3,072	(3,072)		—	18,092	(14,931)	(1)	3,161
Forward contracts	Other current liabilities	—	—		—	1,291	—		1,291
Long-term:
Financial swaps	Other assets	1,939	(1,939)	(2)	—	409	(409)		—
Financial swaps	Other liabilities	177	(177)		—	1,019	(177)		842
Forward contracts	Other liabilities	—	—		—	10,965	—		10,965
Total		$5,188	$(5,188)		$—	$31,776	$(15,517)		$16,259

December 31, 2023
Current:
Financial swaps	Other current assets	$241	$(169)		$72	$169	$(169)		$—
Financial swaps	Other current liabilities	1,476	(1,476)		—	41,977	(38,045)	(3)	3,932
Forward contracts	Other current liabilities	—	—		—	2,000	—		2,000
Long-term:
Financial swaps	Other assets	106	(89)		17	89	(89)		—
Financial swaps	Other liabilities	376	(376)		—	2,123	(2,123)	(4)	—
Total		$2,199	$(2,110)		$89	$46,358	$(40,426)		$5,932

(1) Current liability derivative amounts offset include $11.9 million of collateral receivable at December 31, 2024.
(2) Long-term asset derivative amounts offset include $1.5 million of collateral payable at December 31, 2024.
(3) Current liability derivative amounts offset include $36.6 million of collateral receivable at December 31, 2023.
(4) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at December 31, 2023.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2024 and 2023 (in thousands of units):

		December 31,
Commodity	Units	2024	2023
Electricity purchases	MWh	161	440
Electricity sales	MWh	16	57
Natural gas purchases	MMBtu	88,330	24,593

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2024 and 2023.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands of dollars):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$146,308	$—	$—	$146,308	$32,472	$—	$—	$32,472
Idaho Power	158,999	—	—	158,999	230,600	—	—	230,600
Derivatives	—	—	—	—	89	—	—	89
Equity securities	39,772	—	—	39,772	37,320	—	—	37,320
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	4,099	—	—	—	3,751
Liabilities:
Derivatives	$4,003	$12,256	$—	$16,259	$3,932	$2,000	$—	$5,932

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2024 and 2023, using available market information and appropriate valuation methodologies (in thousands of dollars).

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$2,155	$2,155	$3,038	$3,038
Held-to-maturity securities(1)	32,151	29,428	31,639	28,341
Liabilities:
Long-term debt (including current portion)(1)	3,073,662	2,807,803	2,825,590	2,684,278
Idaho Power
Assets:
Held-to-maturity securities(1)	$32,151	$29,428	$31,639	$28,341
Liabilities:
Long-term debt (including current portion)(1)	3,073,662	2,807,803	2,825,590	2,684,278

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

The President and Chief Executive Officer of IDACORP and Idaho Power is the companies' chief operating decision maker (CODM). The CODM uses net income to monitor the utility segment's results, monitor and plan utility-specific regulatory strategy, allocate capital investments, and inform financing decisions.

The CODM is regularly provided with segment expense information for utility operations at the same level of detail as presented in Idaho Power's consolidated statements of income.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2024
Revenues	$1,822,965	$3,668	$—	$1,826,633
Depreciation	223,410	—	—	223,410
Operating income	328,183	(344)	—	327,839
Other income, net	64,309	(303)	—	64,006
Interest income including carrying charges on regulatory assets	38,639	9,090	(3,244)	44,485
Equity-method income	2,671	1,868	—	4,539
Interest expense	135,516	3,593	(3,244)	135,865
Income before income taxes	298,286	6,718	—	305,004
Income tax expense (benefit)	17,681	(2,628)	—	15,053
Net Income attributable to IDACORP, Inc.	280,605	8,569	—	289,174
Total assets	8,966,968	350,287	(77,892)	9,239,363
Expenditures for long-lived assets	1,009,138	141	—	1,009,279

2023
Revenues	$1,762,894	$3,462	$—	$1,766,356
Depreciation	195,341	—	—	195,341
Operating income	313,379	98	—	313,477
Other income, net	51,424	(46)	—	51,378
Interest income including carrying charges on regulatory assets	26,509	4,688	(2,832)	28,365
Equity-method income	10,540	1,886	—	12,426
Interest expense	116,117	3,172	(2,832)	116,457
Income before income taxes	285,736	3,453	—	289,189
Income tax expense (benefit)	28,926	(1,630)	—	27,296
Net Income attributable to IDACORP, Inc.	256,810	4,385	—	261,195
Total assets	8,323,531	228,681	(76,294)	8,475,918
Expenditures for long-lived assets	610,913	224	—	611,137

2022
Revenues	$1,641,040	$2,941	$—	$1,643,981
Depreciation	170,077	—	—	170,077
Operating income	327,170	8	—	327,178
Other income, net	33,876	(187)	—	33,689
Interest income including carrying charges on regulatory assets	12,556	2,776	(931)	14,401
Equity-method income	10,211	1,300	—	11,511
Interest expense	89,038	1,268	(931)	89,375
Income before income taxes	294,775	2,629	—	297,404
Income tax expense (benefit)	39,908	(2,064)	—	37,844
Net Income attributable to IDACORP, Inc.	254,867	4,115	—	258,982
Total assets	7,411,104	245,762	(113,608)	7,543,258
Expenditures for long-lived assets	432,430	159	—	432,589

18. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income, net and Idaho Power's other income, net (in thousands of dollars):

IDACORP	2024	2023	2022
Interest and dividend income, net	$22,577	$15,266	$5,952
Carrying charges on regulatory assets	21,908	13,099	7,032
Pension and postretirement non-service costs	(8,077)	(6,513)	(9,196)
Income from life insurance investments	10,186	8,384	7,107
Other income	8,659	6,286	(90)
Total other income, net	$55,253	$36,522	$10,805

Idaho Power
Interest and dividend income, net	$16,731	$13,410	$4,094
Carrying charges on regulatory assets	21,908	13,099	7,032
Pension and postretirement non-service costs	(8,077)	(6,513)	(9,196)
Income from life insurance investments	10,186	8,384	7,012
Other income	8,962	6,333	205
Total other income, net	$49,710	$34,713	$9,147

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of AOCI, net of tax, during the years ended December 31, 2024, 2023, and 2022 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2024	2023	2022
Defined benefit pension items
Balance at beginning of period	$(17,184)	$(12,922)	$(40,040)
Other comprehensive income before reclassifications, net of tax of $851, $(1,680), and $8,239	2,454	(4,848)	23,770
Amounts reclassified out of AOCI to net income, net of tax of $394, $203, and $1,160	1,138	586	3,348
Net current-period other comprehensive income	3,592	(4,262)	27,118
Balance at end of period	$(13,592)	$(17,184)	$(12,922)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2024, 2023, and 2022 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2024	2023	2022
Amortization of defined benefit pension items(1)
Prior service cost	$220	$219	$279
Net loss	1,312	570	4,229
Total before tax	1,532	789	4,508
Tax benefit(2)	(394)	(203)	(1,160)
Net of tax	1,138	586	3,348
Total reclassification for the period	$1,138	$586	$3,348

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

20. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $1.1 million in 2024, $1.1 million in 2023, and $0.9 million in 2022.

At December 31, 2024 and 2023, Idaho Power had a $3.2 million and $16.2 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets. At December 31, 2023, the payable was primarily related to income tax payments. At IDACORP, the receivable from Idaho Power is eliminated in consolidation.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s 50 percent owned PURPA-qualifying hydropower projects located in Idaho. Idaho Power purchased $9.6 million in 2024, $9.1 million in 2023, and $7.9 million in 2022 of power from Ida-West.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the complexity in applying the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities. Given that complexity, performing audit procedures to evaluate the Company’s application of the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities required specialized knowledge of accounting for rate regulation and the rate setting process.

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
February 20, 2025

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the complexity in applying the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities. Given that complexity, performing audit procedures to evaluate the Company's application of the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities required specialized knowledge of accounting for rate regulation and the rate setting process.

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
February 20, 2025

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2024, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024, and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2024.

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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
February 20, 2025

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024, have concluded that Idaho Power's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2024, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024, and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2024.

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of
Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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
February 20, 2025

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of IDACORP's or Idaho Power's directors or officers (as defined in
Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” “Corporate Governance at IDACORP - Insider Trading Policy,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders are hereby incorporated by reference. Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and More than Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2024, with respect to the LTICP pursuant to which equity securities of IDACORP may be issued.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	282,210	(1)	$—	(2)	110,302	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	282,210		$—		110,302

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or expected to be billed to Idaho Power for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit fees	$1,794,973	$1,836,595
Audit-related fees(1)	—	—
Tax fees(1)	—	—
All other fees(2)	4,415	5,806
Total	$1,799,388	$1,842,401

(1) Includes fees for consultation related to tax planning and accounting.
(2) Accounting research tool subscription and fees for finance and accounting conference attendance.

Policy on Audit Committee Pre-Approval:

Idaho Power and the audit committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the audit committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2024 and 2023, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the audit committee.

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

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2024, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) in all instances should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
2	Agreement and Plan of Exchange between IDACORP, Inc. and Idaho Power Company, dated as of February 2, 1998	S-4	333-48031	A	3/16/1998
3.1	Restated Articles of Incorporation of Idaho Power Company as filed with the Secretary of State of Idaho on June 30, 1989	S-3 Post-Effective Amend. No. 2	33-00440*	4(a)(xiii)	6/30/1989

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
3.2	Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on November 5, 1991	S-3	33-65720*	4(a)(ii)	7/7/1993
3.3	Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on June 30, 1993	S-3	33-65720*	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3 Amend. No. 1	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended and Restated Bylaws of IDACORP, Inc., effective as of November 16, 2023 and presently in effect	8-K	1-14465, 1-3198	3.1	11/22/2023
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413*	B-2
Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
4.2.1	File number 1-MD, as Exhibit B-2-a, First, July 1, 1939*
4.2.2	File number 2-5395, as Exhibit 7-a-3, Second, November 15, 1943*
4.2.3	File number 2-7237, as Exhibit 7-a-4, Third, February 1, 1947*
4.2.4	File number 2-7502, as Exhibit 7-a-5, Fourth, May 1, 1948*
4.2.5	File number 2-8398, as Exhibit 7-a-6, Fifth, November 1, 1949*
4.2.6	File number 2-8973, as Exhibit 7-a-7, Sixth, October 1, 1951*
4.2.7	File number 2-12941, as Exhibit 2-C-8, Seventh, January 1, 1957*
4.2.8	File number 2-13688, as Exhibit 4-J, Eighth, July 15, 1957*
4.2.9	File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957*
4.2.10	File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958*
4.2.11	File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958*
4.2.12	File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959*
4.2.13	File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960*

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.2.14	File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961*
4.2.15	File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964*
4.2.16	File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966*
4.2.17	File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966*
4.2.18	File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972*
4.2.19	File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974*
4.2.20	File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974*
4.2.21	File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974*
4.2.22	File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976*
4.2.23	File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978*
4.2.24	File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979*
4.2.25	File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981*
4.2.26	File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982*
4.2.27	File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986*
4.2.28	File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989*
4.2.29	File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990*
4.2.30	File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991*
4.2.31	File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991*
4.2.32	File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992*
4.2.33	File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993*
4.2.34	File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993*
4.2.35	Thirty-fifth, November 1, 2000	8-K	1-3198	4	11/21/2000
4.2.36	Thirty-sixth, October 1, 2001	8-K	1-3198	4	10/1/2001
4.2.37	Thirty-seventh, April 1, 2003	8-K	1-3198	4	4/16/2003
4.2.38	Thirty-eighth, May 15, 2003	10-Q	1-3198	4(a)(iii)	8/7/2003
4.2.39	Thirty-ninth, October 1, 2003	10-Q	1-3198	4(a)(iv)	11/6/2003
4.2.40	Fortieth, May 1, 2005	8-K	1-3198	4	5/10/2005
4.2.41	Forty-first, October 1, 2006	8-K	1-3198	4	10/10/2006
4.2.42	Forty-second, May 1, 2007	8-K	1-3198	4	6/4/2007
4.2.43	Forty-third, September 1, 2007	8-K	1-3198	4	9/26/2007
4.2.44	Forty-fourth, April 1, 2008	8-K	1-3198	4	4/3/2008
4.2.45	Forty-fifth, February 1, 2010	10-K	1-3198	4.10	2/23/2010
4.2.46	Forty-sixth, June 1, 2010	8-K	1-3198	4	6/18/2010
4.2.47	Forty-seventh, July 1, 2013	8-K	1-3198	4.1	7/12/2013
4.2.48	Forty-eighth, September 1, 2016	8-K	1-3198	4.1	9/27/2016
4.2.49	Forty-ninth, June 5, 2020	8-K	1-3198	4.1	6/8/2020
4.2.50	Fiftieth, June 30, 2022	8-K	1-3198	4.1	6/30/2022
4.2.51	Fifty-first, October 14, 2022	10-Q	1-3198	4.1	11/3/2022
4.2.52	Fifty-second, December 20, 2022	8-K	1-3198	4.1	12/22/2022
4.3	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.4	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.5	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.6	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.7	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.8	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
4.9	Description of the Registrant's Securities	10-K	1-14465, 1-3198	4.10	2/15/24
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465	10.58	5/7/2009
10.7	Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited	S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated December 8, 2023, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	12/11/2023
10.9	Extension Agreement, dated December 9, 2024, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto					X
10.10	Credit Agreement, dated December 8, 2023, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	12/11/2023
10.11	Extension Agreement, dated December 9, 2024, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto					X
10.12	Equity Distribution Agreement, dated May 20, 2024	8-K	1-14465, 1-3198	1.1	5/20/2024
10.13	Form of Master Forward Sale Confirmation	8-K	1-14465, 1-3198	1.2	5/20/2024
10.14	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.15[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.16[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.17[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.18[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.19[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.20[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended February 10, 2022	10-K	1-14465, 1-3198	10.21	2/17/2022
10.21[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.22[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.23[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.24[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.25[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.26[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart					X
10.27[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.28[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.27	2/15/2024
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.28	2/15/2024
10.30[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.29	2/15/2024
10.31[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019
10.32[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.33[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2024					X
10.34[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.35[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.36[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.37[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.38[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.39[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.40[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.41[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.42[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.43[1]	First Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.44[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.45[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.46[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.47[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020	10-K	1-14465, 1-3198	10.49	2/18/2021
10.48[1]	Sixth Amendment to the Idaho Power Company Employee Savings Plan, executed March 7, 2022 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	5/5/2022
10.49[1]	Seventh Amendment to the Idaho Power Company Employee Savings Plan, executed May 16, 2024 and effective April 1, 2024	10-Q	1-14465, 1-3198	10.1	8/1/2024
19.1	IDACORP, Inc. Insider Trading and Transactions in Company Securities Standard					X
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
97.1	IDACORP, Inc. Incentive Compensation Recovery Policy	10-K	1-14465, 1-3198	97.1	2/15/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the SEC in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$289,689	$262,081	$258,540
Investment income	3,976	1,932	1,795
Total income	293,665	264,013	260,335
Expenses:
Operating expenses	621	553	444
Interest expense	3,593	3,171	1,267
Other expenses	1,300	200	250
Total expenses	5,514	3,924	1,961
Income Before Income Taxes	288,151	260,089	258,374
Income Tax Benefit	(1,023)	(1,106)	(608)
Net Income Attributable to IDACORP, Inc.	289,174	261,195	258,982
Other comprehensive income (loss)	3,592	(4,262)	27,118
Comprehensive Income Attributable to IDACORP, Inc.	$292,766	$256,933	$286,100

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$194,597	$154,190	$77,048
Investing Activities:
Contributions to subsidiaries	(200,000)	—	—
Purchase of investments	(651)	(1,002)	(26,620)
Maturities of investments	—	—	25,000
Net cash used in investing activities	(200,651)	(1,002)	(1,620)
Financing Activities:
Issuance of common stock	298,450	—	—
Dividends on common stock	(175,615)	(162,646)	(154,287)
Change in intercompany notes payable	11,430	(282)	(3,811)
Other	(4,015)	(3,533)	(3,184)
Net cash provided by (used in) financing activities	130,250	(166,461)	(161,282)
Net increase (decrease) in cash and cash equivalents	124,196	(13,273)	(85,854)
Cash and cash equivalents at beginning of year	53,898	67,171	153,025
Cash and cash equivalents at end of year	$178,094	$53,898	$67,171

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$178,094	$53,898
Receivables	2,646	16,397
Income taxes receivable	2,350	1,551
Other	107	107
Total current assets	183,197	71,953
Investments	3,210,209	2,893,353
Other Assets:
Deferred income taxes	11,829	1,919
Other	397	422
Total other assets	12,226	2,341
Total assets	$3,405,632	$2,967,647
Liabilities and Shareholders’ Equity
Noncurrent Liabilities:
Intercompany notes payable	$74,272	$59,598
Other	406	480
Total noncurrent liabilities	74,678	60,078
IDACORP, Inc. Shareholders’ Equity	3,330,954	2,907,569
Total Liabilities and Shareholders' Equity	$3,405,632	$2,967,647

The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of IDACORP do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2024 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $177 million, $105 million, and $117 million in 2024, 2023, and 2022, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023, and 2022

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2024:
Reserve for uncollectible accounts	$5,585	$4,523	$1,302	$5,711	$5,699
Injuries and damages	3,275	992	—	640	3,627
2023:
Reserve for uncollectible accounts	$5,546	$3,527	$975	$4,463	$5,585
Injuries and damages	2,802	974	—	501	3,275
2022:
Reserve for uncollectible accounts	$5,016	$3,294	$540	$3,304	$5,546
Injuries and damages	3,780	2,495	—	3,473	2,802

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

February 20, 2025		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis L. Johnson	Chair of the Board	February 20, 2025
Dennis L. Johnson

/s/ Lisa A. Grow	(Principal Executive Officer)	February 20, 2025
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 20, 2025
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 20, 2025
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 20, 2025
Odette C. Bolano

/s/ Annette G. Elg	Director	February 20, 2025
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 20, 2025
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 20, 2025
Judith A. Johansen

/s/ Nate R. Jorgensen	Director	February 20, 2025
Nate R. Jorgensen

Director
Scott W. Madison

/s/ Susan D. Morris	Director	February 20, 2025
Susan D. Morris

/s/ Richard J. Navarro	Director	February 20, 2025
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 20, 2025
Dr. Mark T. Peters

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2025		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis L. Johnson	Chair of the Board	February 20, 2025
Dennis L. Johnson

/s/ Lisa A. Grow	(Principal Executive Officer)	February 20, 2025
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 20, 2025
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 20, 2025
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 20, 2025
Odette C. Bolano

/s/ Annette G. Elg	Director	February 20, 2025
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 20, 2025
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 20, 2025
Judith A. Johansen

/s/ Nate R. Jorgensen	Director	February 20, 2025
Nate R. Jorgensen

Director
Scott W. Madison

/s/ Susan D. Morris	Director	February 20, 2025
Susan D. Morris

/s/ Richard J. Navarro	Director	February 20, 2025
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 20, 2025
Dr. Mark T. Peters