Form 10-Q
period 2025-03-31
IDACORP INC; IDAHO POWER CO
filed 2025-05-01
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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
Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of April 25, 2025:

IDACORP, Inc.:	54,020,202	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	Idaho ROE	-	Idaho-jurisdiction return on year-end equity
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2024 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2024	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC finalized by order of the IPUC in December 2024	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
ADITC	-	Accumulated Deferred Investment Tax Credits	IPUC	-	Idaho Public Utilities Commission
AFUDC	-	Allowance for Funds Used During Construction	IRP	-	Integrated Resource Plan
AOCI	-	Accumulated Other Comprehensive Income	Jim Bridger plant	-	Jim Bridger power plant
APCU	-	Annual power cost update	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	-	Accounting Standards Update	MMBtu	-	Million British Thermal Units
ATM	-	At-the-market offering program	MW	-	Megawatt
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission line project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	MWh	-	Megawatt-hour
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NAV	-	Net asset value
CPCN	-	Certificate of Public Convenience and Necessity	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	North Valmy plant	-	Idaho Power’s jointly-owned coal-fired generating plant in Valmy, Nevada
EFSC	-	Energy Facility Siting Council	O&M	-	Operations and Maintenance
EIS	-	Environmental Impact Statement	OPUC	-	Public Utility Commission of Oregon
EPA	-	U.S. Environmental Protection Agency	PCA	-	Idaho-jurisdiction Power Cost Adjustment
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PPA	-	Power purchase agreement
FCA	-	Idaho Fixed Cost Adjustment	PURPA	-	Public Utility Regulatory Policies Act of 1978
FERC	-	Federal Energy Regulatory Commission	RFP	-	Request for proposals
FSA	-	Forward sale agreement	SEC	-	U.S. Securities and Exchange Commission
GAAP	-	Accounting principles generally accepted in the United States of America	SMSP	-	Security Plans for Senior Management Employees I and II
GWW	-	Gateway West, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SWIP-N	-	Southwest Intertie Project-North, a planned 285 mile, 500kV transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	WMP	-	Wildfire Mitigation Plan
IDACORP	-	IDACORP, Inc., an Idaho corporation	WPSC	-	Wyoming Public Service Commission
Idaho Power	-	Idaho Power Company, an Idaho corporation

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, power generation, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2024 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - MD&A of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

•decisions or actions by the Idaho and Oregon public utilities commissions and the FERC that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•expenses and risks associated with capital expenditures and contractual obligations for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete, are delayed, have cost increases due to tariffs or other factors, or that may not be deemed prudent by regulators for cost recovery or return on investment;
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, including as a result of tariffs, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers and generate revenues;
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
•unaligned goals and positions with co-owners of Idaho Power's existing and planned generation and transmission assets;
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

AVAILABLE INFORMATION
Investors and others should note that IDACORP and Idaho Power announce material information about their business through a variety of means, including filings with the SEC, press releases, public conference calls, and webcasts. The companies use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with their disclosure obligations under Regulation FD. Therefore, IDACORP and Idaho Power encourage investors, the media, and others interested in the companies to review the information the companies make available through such channels. IDACORP's website is idacorpinc.com and Idaho Power's website is idahopower.com. The contents of these websites are not part of this report.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$431,952	$448,299
Other	505	637
Total operating revenues	432,457	448,936

Operating Expenses:
Electric utility:
Purchased power	74,109	111,899
Fuel expense	69,401	92,241
Power cost adjustment	47,685	22,363
Other operations and maintenance	113,007	105,829
Energy efficiency programs	5,232	4,291
Depreciation	59,785	54,013
Other electric utility operating expenses, net	7,682	8,008
Total electric utility operating expenses	376,901	398,644
Other	627	696
Total operating expenses	377,528	399,340

Operating Income	54,929	49,596

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(14,441)	(11,152)
Earnings of unconsolidated equity-method investments	(717)	(625)
Interest on long-term debt	38,168	33,308
Other interest	6,481	5,467
Allowance for borrowed funds used during construction	(7,651)	(5,959)
Other income, net	(14,106)	(14,165)
Total nonoperating expense, net	7,734	6,874

Income Before Income Taxes	47,195	42,722

Income Tax Benefit	(12,466)	(5,546)

Net Income	59,661	48,268
Income attributable to noncontrolling interests	(14)	(95)
Net Income Attributable to IDACORP, Inc.	$59,647	$48,173

Weighted Average Common Shares Outstanding - Basic	54,110	50,764
Weighted Average Common Shares Outstanding - Diluted	54,126	50,792
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.10	$0.95
Earnings Attributable to IDACORP, Inc. - Diluted	$1.10	$0.95

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)

Net Income	$59,661	$48,268
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $188 and $99, respectively	(60)	284
Total Comprehensive Income	59,601	48,552
Comprehensive Income attributable to noncontrolling interests	(14)	(95)
Comprehensive Income Attributable to IDACORP, Inc.	$59,587	$48,457

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$634,495	$368,865
Receivables:
Customer (net of allowance of $5,482 and $5,071, respectively)	131,397	114,824
Other (net of allowance of $687 and $628, respectively)	37,838	29,627
Income taxes receivable	—	13,932
Accrued unbilled revenues	73,489	97,711
Materials and supplies (at average cost)	209,049	201,064
Fuel stock (at average cost)	36,987	43,656
Prepayments	24,334	29,461
Current regulatory assets	59,429	89,315
Other	9,085	—
Total current assets	1,216,103	988,455
Investments	156,414	161,340
Property, Plant and Equipment:
Utility plant in service	8,016,433	7,957,763
Accumulated provision for depreciation	(2,755,015)	(2,714,706)
Utility plant in service - net	5,261,418	5,243,057
Construction work in progress	1,385,042	1,244,559
Utility plant held for future use	13,187	13,211
Other property, net of accumulated depreciation	16,565	16,491
Property, plant and equipment - net	6,676,212	6,517,318
Other Assets:
Company-owned life insurance	95,072	92,062
Regulatory assets	1,383,622	1,418,057
Other	64,603	62,131
Total other assets	1,543,297	1,572,250
Total	$9,592,026	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$19,885
Accounts payable	267,364	307,133
Taxes accrued	18,846	6,981
Interest accrued	37,285	42,681
Accrued compensation	52,467	70,548
Current regulatory liabilities	50,630	7,523
Advances from customers	183,131	165,229
Other	63,756	80,821
Total current liabilities	673,479	700,801
Other Liabilities:
Deferred income taxes	786,042	822,231
Regulatory liabilities	987,340	976,803
Pension and other postretirement benefits	170,947	165,992
Other	173,855	181,804
Total other liabilities	2,118,184	2,146,830
Long-Term Debt	3,447,008	3,053,777
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 54,020 and 53,962 shares issued and outstanding, respectively)	1,197,493	1,194,998
Retained earnings	2,162,499	2,149,548
Accumulated other comprehensive loss	(13,652)	(13,592)
Total IDACORP, Inc. shareholders’ equity	3,346,340	3,330,954
Noncontrolling interests	7,015	7,001
Total equity	3,353,355	3,337,955
Total	$9,592,026	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$59,661	$48,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,818	55,174
Deferred income taxes and investment tax credits	(22,980)	(18,776)
Changes in regulatory assets and liabilities	69,310	32,930
Pension and postretirement benefit plan expense	11,287	11,350
Contributions to pension and postretirement benefit plans	(1,495)	(1,176)
Earnings of equity-method investments	(717)	(625)
Distributions from equity-method investments	3,200	6,250
Allowance for equity funds used during construction	(14,441)	(11,152)
Other non-cash adjustments to net income, net	3,779	2,670
Change in:
Accounts receivable and unbilled revenues	5,870	33,251
Prepayments	4,067	1,796
Materials, supplies, and fuel stock	(1,314)	(19,807)
Accounts and wages payable	(65,893)	(62,201)
Taxes accrued/receivable	25,797	19,645
Other assets and liabilities	(12,662)	12,088
Net cash provided by operating activities	124,287	109,685
Investing Activities:
Additions to property, plant and equipment, net	(201,324)	(259,978)
Payments received from transmission project joint funding partners	17,399	20,375
Other	880	4,940
Net cash used in investing activities	(183,045)	(234,663)
Financing Activities:
Issuance of long-term debt	400,000	—
Discount on issuance of long-term debt	(3,072)	—
Retirement of long-term debt	(19,885)	—
Dividends on common stock	(46,932)	(42,742)
Issuance of common stock	1,550	1,612
Tax withholdings on net settlements of share-based awards	(3,295)	(3,694)
Other	(3,978)	(44)
Net cash provided by (used in) financing activities	324,388	(44,868)
Net increase (decrease) in cash and cash equivalents	265,630	(169,846)
Cash and cash equivalents at beginning of the period	368,865	327,429
Cash and cash equivalents at end of the period	$634,495	$157,583
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$40,080	$37,770
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$174,145	$111,958

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)
Common Stock
Balance at beginning of period	$1,194,998	$888,615
Issuance	1,550	1,612
Share-based compensation expense	4,199	3,474
Tax withholdings on net settlements of share-based awards	(3,294)	(3,694)
Other	40	35
Balance at end of period	1,197,493	890,042
Retained Earnings
Balance at beginning of period	2,149,548	2,036,138
Net income attributable to IDACORP, Inc.	59,647	48,173
Common stock dividends ($0.86, and $0.83 per share, respectively)	(46,696)	(42,308)
Balance at end of period	2,162,499	2,042,003
Accumulated Other Comprehensive Loss
Balance at beginning of period	(13,592)	(17,184)
Unfunded pension liability adjustment (net of tax)	(60)	284
Balance at end of period	(13,652)	(16,900)
Total IDACORP, Inc. shareholders’ equity at end of period	3,346,340	2,915,145
Noncontrolling Interests
Balance at beginning of period	7,001	7,174
Net income attributable to noncontrolling interests	14	95
Balance at end of period	7,015	7,269
Total equity at end of period	$3,353,355	$2,922,414

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)

Operating Revenues	$431,952	$448,299

Operating Expenses:
Operation:
Purchased power	74,109	111,899
Fuel expense	69,401	92,241
Power cost adjustment	47,685	22,363
Other operations and maintenance	113,007	105,829
Energy efficiency programs	5,232	4,291
Depreciation	59,785	54,013
Other operating expenses, net	7,682	8,008
Total operating expenses	376,901	398,644

Operating Income	55,051	49,655

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(14,441)	(11,152)
Earnings of unconsolidated equity-method investments	(650)	(617)
Interest on long-term debt	38,168	33,308
Other interest	6,322	5,384
Allowance for borrowed funds used during construction	(7,651)	(5,959)
Other income, net	(12,166)	(13,580)
Total nonoperating expense, net	9,582	7,384

Income Before Income Taxes	45,469	42,271

Income Tax Benefit	(12,658)	(5,031)

Net Income	$58,127	$47,302

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)

Net Income	$58,127	$47,302
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $188 and $99, respectively	(60)	284
Total Comprehensive Income	$58,067	$47,586

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$449,600	$188,916
Receivables:
Customer (net of allowance of $5,482 and $5,071, respectively)	131,397	114,824
Other (net of allowance of $687 and $628, respectively)	37,029	28,874
Income taxes receivable	2,980	11,811
Accrued unbilled revenues	73,489	97,711
Materials and supplies (at average cost)	209,049	201,064
Fuel stock (at average cost)	36,987	43,656
Prepayments	24,177	29,328
Current regulatory assets	59,429	89,315
Other	9,085	—
Total current assets	1,033,222	805,499
Investments	89,349	92,921
Property, Plant and Equipment:
Utility plant in service	8,016,433	7,957,763
Accumulated provision for depreciation	(2,755,015)	(2,714,706)
Utility plant in service - net	5,261,418	5,243,057
Construction work in progress	1,385,042	1,244,559
Plant held for future use	13,187	13,211
Other property	4,856	4,858
Property, plant and equipment, net	6,664,503	6,505,685
Other Assets:
Company-owned life insurance	95,072	92,062
Regulatory assets	1,383,622	1,418,057
Other	57,644	52,744
Total other assets	1,536,338	1,562,863
Total	$9,323,412	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$19,885
Accounts payable	266,541	305,248
Accounts payable to affiliates	4,129	3,403
Taxes accrued	17,309	6,981
Interest accrued	37,285	42,681
Accrued compensation	52,201	70,319
Current regulatory liabilities	50,630	7,523
Advances from customers	183,131	165,229
Other	51,062	61,309
Total current liabilities	662,288	682,578
Other Liabilities:
Deferred income taxes	793,421	829,446
Regulatory liabilities	987,340	976,803
Pension and other postretirement benefits	170,947	165,992
Other	160,439	167,775
Total other liabilities	2,112,147	2,140,016
Long-Term Debt	3,447,008	3,053,777
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	912,258	912,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,107,583	2,096,151
Accumulated other comprehensive loss	(13,652)	(13,592)
Total equity	3,101,969	3,090,597
Total	$9,323,412	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$58,127	$47,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,675	55,022
Deferred income taxes and investment tax credits	(25,191)	(20,610)
Changes in regulatory assets and liabilities	69,310	32,930
Pension and postretirement benefit plan expense	11,287	11,350
Contributions to pension and postretirement benefit plans	(1,495)	(1,176)
Earnings of equity-method investments	(650)	(617)
Distributions from equity-method investments	3,200	6,250
Allowance for equity funds used during construction	(14,441)	(11,152)
Other non-cash adjustments to net income, net	(770)	(867)
Change in:
Accounts receivable and unbilled revenues	6,596	34,428
Prepayments	4,090	1,824
Materials, supplies, and fuel stock	(1,314)	(19,807)
Accounts and wages payable	(64,883)	(62,227)
Taxes accrued/receivable	19,160	22,392
Other assets and liabilities	(12,489)	12,247
Net cash provided by operating activities	111,212	107,289
Investing Activities:
Additions to utility plant, net	(201,239)	(259,972)
Payments received from transmission project joint funding partners	17,399	20,375
Other	7,165	5,799
Net cash used in investing activities	(176,675)	(233,798)
Financing Activities:
Issuance of long-term debt	400,000	—
Discount on issuance of long-term debt	(3,072)	—
Retirement of long-term debt	(19,885)	—
Dividends on common stock	(46,971)	(42,777)
Other	(3,925)	—
Net cash provided by (used in) financing activities	326,147	(42,777)
Net increase (decrease) in cash and cash equivalents	260,684	(169,286)
Cash and cash equivalents at beginning of the period	188,916	271,791
Cash and cash equivalents at end of the period	$449,600	$102,505
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$39,920	$37,687
Non-cash investing activities:
Additions to utility plant in accounts payable	$174,145	$111,958

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of March 31, 2025, condensed consolidated statements of income for the three months ended March 31, 2025 and 2024, and condensed consolidated cash flows for the three months ended March 31, 2025 and 2024. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2024 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. IDACORP and Idaho Power adopted this ASU on January 1, 2024, for annual periods, and subsequently on January 1, 2025, for interim periods. The amendments in this ASU have been applied retrospectively, as required. See Note 13 - "Segment Information" for expanded disclosure required by this ASU.

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

Income Tax Expense

The following table provides a summary of income tax benefit for the three months ended March 31, 2025 and 2024 (in thousands):

	IDACORP		Idaho Power
	2025	2024	2025	2024
Income tax at statutory rates (federal and state)	$11,809	$10,972	$11,381	$10,880
Excess deferred income tax reversal	(2,431)	(2,512)	(2,431)	(2,512)
Other(1)	(2,594)	(1,506)	(2,358)	(899)
Income tax expense before ADITC	$6,784	$6,954	$6,592	$7,469
Additional ADITC amortization	(19,250)	(12,500)	(19,250)	(12,500)
Income tax benefit	$(12,466)	$(5,546)	$(12,658)	$(5,031)
Effective tax rate	(26.4)%	(13.0)%	(27.8)%	(11.9)%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. In March 2025, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after May 30, 2025.

Idaho ADITC Mechanism

The 2018 Settlement Stipulation and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. The 2023 Settlement Stipulation included provisions for the accelerated amortization of ADITCs to help achieve a minimum 9.12 percent Idaho ROE.

Based on its estimate of full-year 2025 Idaho ROE, in the three months ended March 31, 2025, Idaho Power recorded $19.3 million in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, as of March 31, 2025, approximately $57.8 million of additional ADITC remained available for future use. Idaho Power recorded $12.5 million of additional ADITC amortization during the three months ended March 31, 2024, based on its then-current estimate of full-year 2024 Idaho ROE.

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

In April 2025, Idaho Power filed an application with the IPUC requesting a $94.8 million net decrease in PCA revenues, effective for the 2025-2026 PCA collection period from June 1, 2025 to May 31, 2026. The net decrease in PCA revenues is due primarily to the collection of the 2023 PCA balancing adjustment, which was collected over two years as ordered by the IPUC. Increased sales of renewable energy credits also contributed to the decrease. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate decrease.

In March 2025, Idaho Power filed the March forecast of its APCU with the OPUC. If the March forecast and October update are approved as filed, the 2025 composite APCU will result in a revenue decrease of $1.1 million in Oregon-jurisdictional rates effective June 1, 2025. As of the date of this report, the OPUC has not issued an order on the company's requested rate decrease.

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2025, Idaho Power filed its annual FCA update with the IPUC, requesting approval to implement rates reflecting a 2024 FCA regulatory liability balance of $3.0 million, a $39.8 million decrease over the 2023 FCA regulatory asset balance of $36.8 million, over the period from June 1, 2025 to May 31, 2026. Because the 2024 FCA balance is less than the 2023 FCA balance and annual sales for June 1, 2025 through May 31, 2026, are forecast to be slightly higher than the same period in the prior year, the proposed 2025-2026 FCA rates represent an annual decrease of $40.7 million, or 5.28 percent, from current rates. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate decrease.

Recovery of Incremental AFUDC Associated with HCC

In March 2025, Idaho Power filed an application with the IPUC requesting an order authorizing an increase to customer rates of $29.7 million, effective June 1, 2025, to recover incremental financing costs, or AFUDC, associated with the HCC relicensing project. As of the date of this report, the IPUC's decision is pending.

Wildfire Mitigation Cost Deferral

In December 2024, Idaho Power filed its 2025 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.3 million of newly identified incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the OPUC's decision is pending. In February 2025, Idaho Power filed its 2025 WMP with the IPUC, along with an application requesting authorization to defer for future recovery an estimated $23.2 million of newly identified incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the IPUC's decision is pending.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Revenue from contracts with customers	$411,142	$417,897
Alternative revenue programs and other revenues	20,810	30,402
Total electric utility operating revenues	$431,952	$448,299

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Retail revenues:
Residential (includes $(2,193) and $(687), respectively, related to the FCA)(1)	$190,705	$184,300
Commercial (includes $(43) and $(53), respectively, related to the FCA)(1)	97,852	94,697
Industrial	68,607	65,206
Irrigation	1,113	1,038
Deferred revenue related to HCC relicensing AFUDC(2)	(2,064)	(2,084)
Total retail revenues	356,213	343,157
Less: FCA mechanism revenues(1)	2,236	740
Wholesale energy sales	19,548	38,069
Transmission wheeling-related revenues	19,442	24,162
Energy efficiency program revenues	5,232	4,291
Other revenues from contracts with customers	8,471	7,478
Total revenues from contracts with customers	$411,142	$417,897
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

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
FCA mechanism revenues	$(2,236)	$(740)
Derivative revenues	23,046	31,142
Total alternative revenue programs and other revenues	$20,810	$30,402

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$5,071	$4,869
Additions to the allowance	1,017	267
Write-offs, net of recoveries	(606)	(508)
Balance at end of period	$5,482	$4,628
Allowance for uncollectible accounts as a percentage of customer receivables	4.0%	3.8%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 3, 2025, Idaho Power repaid $19.9 million in aggregate principal amount of maturing variable rate American Falls Bonds.

On March 13, 2025, Idaho Power issued $400 million in aggregate principal amount of 5.70% first mortgage bonds, secured medium-term notes, Series O, maturing on March 15, 2055.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At March 31, 2025, $500 million remained available for debt issuance under the regulatory orders.

In February 2025, Idaho Power filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified principal amount of its first mortgage bonds. The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture). Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

In February 2025, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $2.1 billion aggregate principal amount of first mortgage bonds, secured medium term notes, Series O (Series O Notes), under the Indenture. Also in February 2025, Idaho Power entered into the Fifty-third Supplemental Indenture, dated effective as of February 26, 2025, to the Indenture (Fifty-third Supplemental Indenture). The Fifty-third Supplemental Indenture provides for, among other items the issuance of up to $2.1 billion in aggregate principal amount of Series O Notes pursuant to the Indenture and increased the limit of the amount of first mortgage bonds at any one time outstanding to $5.5 billion as provided in the Indenture. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2025, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $1.9 billion. As of March 31, 2025, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds pursuant to a separate test under the Indenture based on retired first mortgage bonds and total unfunded property additions.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2025, IDACORP issued an aggregate of 57,902 shares of common stock using original issuances of shares. IDACORP granted 82,344 restricted stock unit awards and issued 35,319 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 9,273 shares of common stock to members of the board of directors. IDACORP issued 13,310 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. During the three months ended March 31, 2025, IDACORP did not issue common stock pursuant to the EDA.

During the three months ended March 31, 2025, IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 452,256 shares of IDACORP’s common stock at an aggregate gross sales price of $52.2 million, including approximately $0.7 million in commissions and fees to the counterparties payable by IDACORP when the FSAs are settled. At March 31, 2025, $155.5 million in shares of IDACORP’s common stock remained available for issuance through its ATM offering program. At March 31, 2025, IDACORP could have settled all its outstanding FSAs under the ATM offering program with physical delivery of 1,254,170 shares of common stock to the counterparty in exchange for cash of $143.3 million.

At March 31, 2025, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Latest Settlement Date	Shares	Net Proceeds Available	Forward Price
November 12, 2025	500,000	$56,984	$113.97
December 31, 2025	301,914	34,715	114.98
March 31, 2026	198,086	22,718	114.69
March 31, 2026	254,170	28,885	113.64
Total / Weighted Average Forward Price	1,254,170	$143,302	$114.26

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

At March 31, 2025, IDACORP could have settled the FSAs with net receipt from various counterparties of approximately $1.0 million of cash or approximately 9,022 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Shares Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months ended March 31,

2025, no incremental shares were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2025, the leverage ratios for IDACORP and Idaho Power were 51 percent and 53 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.2 billion, respectively, at March 31, 2025. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2025, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2025, Idaho Power's common equity capital was 47 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except for per share amounts).

	Three months ended March 31,
	2025	2024
Numerator:
Net income attributable to IDACORP, Inc.	$59,647	$48,173
Denominator:
Weighted-average common shares outstanding - basic	54,110	50,764
Effect of dilutive securities(1)	16	28
Weighted-average common shares outstanding - diluted	54,126	50,792
Basic earnings per share	$1.10	$0.95
Diluted earnings per share	$1.10	$0.95
(1) The effect of dilutive securities amount includes zero and approximately 28 thousand incremental shares related to FSAs for the three months ended March 31, 2025 and 2024, respectively. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2025, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2024 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $51.9 million at March 31, 2025, representing IERCo's one-third share of BCC's total reclamation obligation of $155.6 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2025, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2025, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2025 and 2024 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$7,857	$8,184	$293	$263	$169	$164	$8,319	$8,611
Interest cost	13,867	12,793	1,410	1,333	743	691	16,020	14,817
Expected return on plan assets	(17,235)	(16,830)	—	—	(450)	(455)	(17,685)	(17,285)
Amortization of prior service cost	2	62	55	55	344	387	401	504
Amortization of net loss	—	—	173	328	(440)	(395)	(267)	(67)
Net periodic benefit cost	4,491	4,209	1,931	1,979	366	392	6,788	6,580
Regulatory deferral of net periodic benefit cost(1)	(4,297)	(4,026)	—	—	—	—	(4,297)	(4,026)
Previously deferred pension costs recognized(1)	8,796	8,796	—	—	—	—	8,796	8,796
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,990	$8,979	$1,931	$1,979	$366	$392	$11,287	$11,350
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $9.8 million and $9.4 million, respectively, were recognized in "Other operations and maintenance" and $1.5 million and $2.0 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2025 and 2024.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2025, and during the three months ended March 31, 2025, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million during 2025 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2025 and 2024 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2025	2024
Financial swaps	Operating revenues	$46	$1,012
Financial swaps	Purchased power	(1,030)	953
Financial swaps	Fuel expense	(12,200)	(24,058)
Forward contracts	Operating revenues	366	1,006
Forward contracts	Purchased power	(444)	(991)
Forward contracts	Fuel expense	(603)	(221)
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

Credit Risk

At March 31, 2025, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2025, was $28.0 million. As of March 31, 2025, Idaho Power posted $1.0 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2025, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $21.5 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2025, and December 31, 2024 (in thousands):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2025
Current:
Financial swaps	Other current assets	$24,372	$(15,287)	(1)	$9,085	$7,876	$(7,876)		$—
Financial swaps	Other current liabilities	511	(511)		—	5,252	(1,511)	(2)	3,741
Forward contracts	Other current liabilities	—	—		—	891	—		891
Long-term:
Financial swaps	Other assets	4,752	(150)		4,602	150	(150)		—
Financial swaps	Other liabilities	—	—		—	472	—		472
Forward contracts	Other liabilities	—	—		—	10,900	—		10,900
Total		$29,635	$(15,948)		$13,687	$25,541	$(9,537)		$16,004

December 31, 2024
Current:
Financial swaps	Other current liabilities	3,072	(3,072)		—	18,092	(14,931)	(3)	3,161
Forward contracts	Other current liabilities	—	—		—	1,291	—		1,291
Long-term:
Financial swaps	Other assets	1,939	(1,939)	(4)	—	409	(409)		—
Financial swaps	Other liabilities	177	(177)		—	1,019	(177)		842
Forward contracts	Other liabilities	—	—		—	10,965	—		10,965
Total		$5,188	$(5,188)		$—	$31,776	$(15,517)		$16,259
(1) Current asset derivative amounts offset include $7.4 million of collateral payable at March 31, 2025.
(2) Current liability derivative amounts offset include $1.0 million of collateral receivable at March 31, 2025.
(3) Current liability derivative amounts offset include $11.9 million of collateral receivable at December 31, 2024.
(4) Long-term asset derivative amounts offset include $1.5 million of collateral payable at December 31, 2024.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2025 and 2024 (in thousands of units):

		March 31,
Commodity	Units	2025	2024
Electricity purchases	MWh	223	497
Electricity sales	MWh	37	206
Natural gas purchases	MMBtu	95,363	28,298
Natural gas sales	MMBtu	—	528

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2025.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024 (in thousands).

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$150,565	$—	$—	$150,565	$146,308	$—	$—	$146,308
Idaho Power	420,488	—	—	420,488	158,999	—	—	158,999
Derivatives	13,687	—	—	13,687	—	—	—	—
Equity securities	38,435	—	—	38,435	39,772	—	—	39,772
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	4,801	—	—	—	4,099
Liabilities:
Derivatives	4,213	11,791	—	16,004	4,003	12,256	—	16,259
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value as of March 31, 2025, and December 31, 2024, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$2,155	$2,155	$2,155	$2,155
Held-to-maturity securities(1)(2)	32,466	30,154	32,151	29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,008	3,226,230	3,073,662	2,807,803
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$32,466	$30,154	$32,151	$29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,008	3,226,230	3,073,662	2,807,803
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $2.3 million and $2.7 million as of March 31, 2025, and December 31, 2024, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of March 31, 2025, and December 31, 2024.

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

IDACORP’s and Idaho Power’s chief operating decision maker is regularly provided with significant segment expense information for utility operations at the same level of detail as presented in Idaho Power’s condensed consolidated statements of income.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2025:
Revenues	$431,952	$505	$—	$432,457
Depreciation	59,785	—	—	59,785
Other income (expense), net	17,567	(351)	—	17,216
Interest income including carrying charges on regulatory assets	9,040	3,053	(762)	11,331
Earnings of unconsolidated equity-method investments	650	67	—	717
Interest expense	36,839	921	(762)	36,998
Income tax (benefit) expense	(12,658)	192	—	(12,466)
Net income attributable to IDACORP, Inc.	58,127	1,520	—	59,647
Expenditures for long-lived assets	201,239	85	—	201,324
Total assets as of March 31, 2025	9,323,412	342,757	(74,143)	9,592,026
Three months ended March 31, 2024:
Revenues	$448,299	$637	$—	$448,936
Depreciation	54,013	—	—	54,013
Other income (expense), net	14,013	(64)	—	13,949
Interest income including carrying charges on regulatory assets	10,719	1,411	(762)	11,368
Earnings of unconsolidated equity-method investments	617	8	—	625
Interest expense	32,733	845	(762)	32,816
Income tax benefit	(5,031)	(515)	—	(5,546)
Net income attributable to IDACORP, Inc.	47,302	871	—	48,173

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months ended March 31, 2025 and 2024 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
Defined benefit pension items	2025	2024
Balance at beginning of period	$(13,592)	$(17,184)
Other comprehensive income before reclassification	(229)	—
Amounts reclassified out of AOCI	169	284
Balance at end of period	$(13,652)	$(16,900)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2025 and 2024 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2025	2024
Amortization of defined benefit pension items(1)
Prior service cost	$55	$55
Net loss	173	328
Total before tax	228	383
Tax benefit(2)	(59)	(99)
Total reclassification for the period, net of tax	$169	$284
(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$2,096,151	$1,991,319
Net income	58,127	47,302
Dividends to parent	(46,695)	(42,308)
Balance at end of period	$2,107,583	$1,996,313

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. While reading this MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the 2024 Annual Report, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2024 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2025 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In March 2025, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after May 30, 2025. Idaho Power also filed requests with the IPUC for rate changes for the FCA in March and the PCA in April, which if approved would result in a rate decrease of a combined $135.5 million for applicable customer classes. In addition, in March 2025, Idaho Power filed a request with the IPUC for an order authorizing an increase in customer rates of $29.7 million, effective June 1, 2025, to increase cash collection of AFUDC associated with the HCC relicensing project. The IPUC's decisions in these matters are pending.
•Idaho Power continues to experience and forecast positive customer growth in its service area. During the twelve months ended March 31, 2025, Idaho Power's customer count grew by over 16,500 customers and the customer growth rate was 2.6 percent.
•Idaho Power's need to acquire additional power supply and transmission resources to meet growing demand continues. To help meet those growing capacity and energy needs in 2025 and beyond, in February 2025 Idaho Power entered into the following transactions:
◦a 100MW solar facility PPA, coupled with a 100 MW energy storage agreement, with a scheduled online date of June 2027; and
◦an agreement to become a partial owner of SWIP-N, a planned 285-mile high-voltage transmission line, including an ownership of 250 MW and lease rights to an additional 250 MW of northbound capacity on the transmission line.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2025 and 2024 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2025	2024
Idaho Power net income	$58,127	$47,302
Net income attributable to IDACORP, Inc.	$59,647	$48,173
Weighted average outstanding shares – diluted	54,126	50,792
IDACORP, Inc. earnings per diluted share	$1.10	$0.95

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2025, from the same period in 2024 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2024		$48.2
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment mechanisms	11.3
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	7.3
Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms	(2.1)
Other O&M expenses	(7.2)
Depreciation expense	(5.8)
Other changes in operating revenues and expenses, net	1.9
Increase in Idaho Power operating income	5.4
Non-operating expense, net	(2.2)
Additional ADITC amortization	6.8
Income tax expense, excluding additional ADITC amortization	0.8
Total increase in Idaho Power net income		10.8
Other IDACORP changes (net of tax)		0.6
Net income attributable to IDACORP, Inc. - March 31, 2025		$59.6

IDACORP's net income increased $11.4 million for the first quarter of 2025 compared with the first quarter of 2024, due primarily to higher net income at Idaho Power.

A net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $11.3 million in the first quarter of 2025 compared with the first quarter of 2024. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2025, per the 2024 Idaho Limited-Issue Rate Case. For more information on the 2024 Idaho Limited-Issue Rate Case, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report.

At Idaho Power, customer growth increased operating income by $7.3 million in the first quarter of 2025 compared with the first quarter of 2024, as the number of Idaho Power customers grew by approximately 16,500, or 2.6 percent, during the twelve months ended March 31, 2025. Usage per retail customer was relatively consistent in the first quarter of 2025 compared with the first quarter of 2024. Residential usage per customer increased, as lower temperatures in the first quarter of 2025 compared with the first quarter of 2024 led residential customers to use more energy for heating purposes, but the increase was offset by a slight decrease in industrial usage per customer and the effects of customer mix changes. An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $1.5 million.

Other O&M expenses in the first quarter of 2025 were $7.2 million higher than the first quarter of 2024, partially related to an approximate $3.2 million increase in wildfire mitigation program and related insurance expenses. In addition, other O&M expenses increased $1.8 million due to a decrease in grant funding received for maintenance work in the first quarter of 2025 as compared to the first quarter of 2024. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses.

Depreciation expense increased $5.8 million in the first quarter of 2025 compared with the first quarter of 2024, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $1.9 million in the first quarter of 2025 compared with the first quarter of 2024, due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's PCA mechanism, which increased other changes in operating revenues and expenses, net, compared with the same period in 2024. More moderate and less volatile wholesale natural gas and power market prices in the western United States decreased Idaho Power's net power supply expenses in the first quarter of 2025 compared with the first quarter of 2024.

Non-operating expense, net, increased $2.2 million in the first quarter of 2025 compared with the first quarter of 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. This increase was partially offset by an increase in AFUDC in the first quarter of 2025 compared with the first quarter of 2024, as the average construction work in progress balance was higher.

The decrease in income tax expense was principally the result of an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2025 financial results, Idaho Power recorded $19.3 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first quarter of 2025, compared with $12.5 million of additional ADITC amortization during the same period in 2024.

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

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, in March 2025 Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after May 30, 2025. Idaho Power expects the processing of a general rate case would span at least seven months before new rates would be in effect.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H, GWW, and SWIP-N projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of completed capital projects into rate base as part of a 2025 general rate case and intends to continue to do so in future general rate cases or other appropriate regulatory proceedings.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended March 31, 2025, Idaho Power's customer count grew by 2.6 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

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

Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power's prior all-time peak demand was 3,751 MW, set in June 2021. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H, GWW, and SWIP-N transmission projects, along with other capacity, energy, and transmission resource procurements, described in "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2025, Idaho Power expects generation from its hydropower resources to be in the range of 7.0 million to 8.5 million MWh, compared with actual generation of 7.2 million MWh in 2024 and a 30-year average annual total of approximately 7.7 million MWh.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest health. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has developed and adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. In April 2025, Idaho enacted the Wildfire Standard of Care Act, and Idaho Power plans to file a new Idaho-specific WMP with the IPUC based upon that statute after it becomes effective on July 1, 2025. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report and the condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2025. In this analysis, the results for the three months ended March 31, 2025, are compared with the same period in 2024.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Retail energy sales	3,723	3,599
Wholesale energy sales	439	404
Energy sales bundled with renewable energy credits	541	687
Total energy sales	4,703	4,690
Hydropower generation	2,124	1,749
Steam generation(1)	674	515
Natural gas and other generation	774	1,049
Total system generation	3,572	3,313
Purchased power	1,477	1,704
Line losses	(346)	(327)
Total energy supply	4,703	4,690
(1) "Steam generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

Weather-related information for Boise, Idaho, for the three months ended March 31, 2025 and 2024, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2025	2024	Normal (2)
Heating degree-days(1)	2,416	2,264	2,402
Cooling degree-days(1)	—	—	—
Precipitation (inches)	5.1	6.5	3.7
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

Sales Volume and Generation: Retail sales volumes increased 3 percent in the first quarter of 2025 compared with the same period in 2024, primarily due to growth in the number of Idaho Power customers and an increase in usage per residential customer. The number of Idaho Power customers grew by 2.6 percent over the prior twelve months. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation increased 8 percent for the first quarter of 2025 compared with the same period in 2024, which consists of an increase in hydropower generation and steam generation, partially offset by decreased natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2025 and 2024, and the number of customers as of March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Retail revenues:
Residential (includes $(2,193), and $(687) respectively, related to the FCA)(1)	$190,705	$184,300
Commercial (includes $(43) and $(53), respectively, related to the FCA)(1)	97,852	94,697
Industrial	68,607	65,206
Irrigation	1,113	1,038
Deferred revenue related to HCC relicensing AFUDC(2)	(2,064)	(2,084)
Total retail revenues	$356,213	$343,157
Volume of retail sales (MWh)
Residential	1,702	1,624
Commercial	1,075	1,064
Industrial	934	901
Irrigation	12	10
Total retail MWh sales	3,723	3,599
Number of retail customers at period end
Residential	550,207	534,858
Commercial	79,823	78,781
Industrial	148	135
Irrigation	22,457	22,342
Total customers	652,635	636,116
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

Retail revenues increased $13.1 million during the first quarter of 2025 compared with the same period in 2024. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms, increased retail revenues by $11.3 million for the first three months of 2025 compared with the same period in 2024, due primarily to an overall increase in Idaho base rates, effective January 1, 2025, per the 2024 Idaho Limited-Issue Rate Case. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $8.3 million in the first quarter of 2025 compared with the same period of 2024. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.6 percent during the twelve months ended March 31, 2025, increased retail revenues by $10.8 million in the first quarter of 2025 compared with the same period of 2024.

•Usage: Overall usage (on a per customer basis) was relatively consistent between the first quarters of 2025 and 2024. Residential usage per customer increased, as lower temperatures in the first quarter of 2025 compared with the first quarter of 2024 led to residential customers to use more energy for heating purposes, but the increase was partially offset by a decrease in industrial usage per customer and the effects of customer mix changes.
•FCA Mechanism: An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $1.5 million.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2025 and 2024 (in thousands, except for revenue per MWh amounts).

	Three months ended March 31,
	2025	2024
Wholesale energy revenues	$19,548	$38,069
Wholesale MWh sold	439	404
Wholesale energy revenues per MWh	$44.53	$94.23

In the first quarter of 2025, wholesale energy revenues decreased $18.5 million compared with the same period of 2024, due primarily to lower wholesale market prices. Wholesale energy prices were lower during the first three months of 2025 compared with 2024 as more moderate winter weather resulted in lower power prices in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2025	2024
Purchased power expense	$74,109	$111,899
MWh purchased	1,477	1,704
Average cost per MWh	$50.18	$65.67

Purchased power expense decreased $37.8 million, or 34 percent, during the first quarter of 2025 compared with the same period of 2024, primarily due to lower wholesale energy market prices in the region. Also, increased system generation led to a decrease in total MWh purchased of 13 percent compared to 2024.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2025	2024
Expense
Steam(1)	$30,917	$28,595
Natural gas(2)	38,484	63,646
Total fuel expense	$69,401	$92,241
MWh generated
Steam(1)	674	515
Natural gas(2)	774	1,049
Total MWh generated	1,448	1,564
Average cost per MWh - Steam	$45.87	$55.52
Average cost per MWh - Natural gas	$49.72	$60.67
Weighted average, all sources	$47.93	$58.98

(1) "Steam" is composed of expenses and generation from steam plants that are fueled only by coal or by both coal and natural gas.
(2) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned plants is purchased through long-term contracts, including purchases from BCC, a one-third owned investment of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies the majority of the coal used by the Jim Bridger plant and BCC does not have significant sales to third parties. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense decreased $22.8 million, or 25 percent, in the first quarter of 2025 compared with the same period of 2024, primarily due to a 19 percent decrease in the total average cost per MWh from all sources and a 7 percent decrease in MWh generated from steam and natural gas generation. Hydropower generation increased 21 percent during the first three months of 2025, compared with the same period of 2024, which reduced utilization of steam and natural gas generation to serve load and provide power for wholesale energy sales.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the first quarters of 2025 and 2024, losses on financial gas hedges of $12.2 million and $24.1 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023 PCA deferral balance over a two-year period from June 1, 2023 to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31,
	2025	2024
Idaho power supply cost accrual	$29,443	$922
Oregon power supply cost deferral	(2,657)	(528)
Amortization of prior year authorized balances	20,899	21,969
Total power cost adjustment (income statement)	$47,685	$22,363

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the first quarter of 2025, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses in the first quarter of 2025 were $7.2 million higher than the first quarter of 2024, partially related to an approximate $3.2 million increase in wildfire mitigation program and related insurance expenses. In addition, other O&M expenses increased $1.8 million due to a decrease in grant funding received for maintenance work in the first quarter of 2025 as compared with the first quarter of 2024. Inflationary pressures on labor-related costs also contributed to the increase in other O&M expenses.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $6.9 million and $7.6 million, respectively, for the three months ended March 31, 2025, when compared with the same period in 2024, primarily due to increased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of April 25, 2025, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

•their respective $100 million and $400 million revolving credit facilities;
•their issuance of commercial paper, with program sizes of $100 million and $300 million, respectively. Idaho Power's commercial paper program may be increased up to the $400 million capacity of its credit facility;
•IDACORP's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of debt securities and common stock, including a remaining aggregate gross sales price of up to $155 million in shares of IDACORP common stock available for issuance through its ATM offering program;
•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of April 25, 2025, would have been approximately $144 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $500 million remains available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the second half of 2025. IDACORP may discontinue using original issuances of shares for these plans at any time.

During 2025, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $52 million. For more detailed information about IDACORP's equity transactions, see below in this MD&A and Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Further, during 2025, Idaho Power issued $400 million in first mortgage bonds and repaid approximately $20 million in maturing variable rate bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

The proceeds from these issuances of common stock and first mortgage bonds are expected to be used for general corporate purposes, including funding Idaho Power's capital projects.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2025, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	51%	53%
Equity	49%	47%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At March 31, 2025, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2025.

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

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2025, were $124 million and $111 million, respectively, an increase in cash flows from operations of $15 million for IDACORP and $4 million for Idaho Power, when compared with the same period in 2024. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first three months of 2025 when compared with the same period in 2024 were as follows:

•an $11 million increase in IDACORP and Idaho Power net income;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, increased IDACORP and Idaho Power operating cash flows by $36 million;
•changes in deferred taxes and taxes accrued and receivable combined to increase operating cash flows for IDACORP by $2 million and decrease operating cash flows for Idaho Power by $8 million;
•changes in distributions from equity-method investments from IERCo, a wholly-owned subsidiary of Idaho Power, decreased IDACORP and Idaho Power operating cash flows by $3 million, which was due to the timing and amount of the subsidiary's funding decisions; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled revenues decreased operating cash flows by $27 million for IDACORP and $28 million for Idaho Power,
◦the changes in materials, supplies, and fuel stock increased operating cash flows by $18 million for IDACORP and Idaho Power, which was due to the timing of purchases and consumption of materials and supplies inventory at Idaho Power, and coal at Idaho Power's jointly-owned coal-fired generating plants; and
◦the changes in other assets and liabilities decreased operating cash flows by $25 million for IDACORP and Idaho Power. This decrease was primarily due to changes in accrued paid time off and leave, deferred revenue from renewable energy credit sale agreements, accrued interest, utility property removal cost and salvage activities, and customer deposits, partially offset by performance assurance collateral activity for margin agreements relating to wholesale commodity contracts.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2025, were $183 million and $177 million, respectively, decreasing cash outflow by $52 million for IDACORP and by $57 million for Idaho Power when compared with the same period in 2024. Investing cash outflows for 2025 and 2024 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Investing cash outflows were partially offset in 2025 and 2024 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the three months ended March 31, 2025, were $324 million and $326 million, respectively, an increase of $369 million for IDACORP and Idaho Power when compared with the same period in 2024. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from the issuance of first mortgage bonds, partially offset by the repayment of variable rate bonds and dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In March 2025, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $52 million. At March 31, 2025, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATM offering program was $145 million, and $155 million in shares of IDACORP’s common stock remained available for issuance. IDACORP may settle the FSAs at any time up to their respective maturity dates of approximately one year following execution. If IDACORP had elected to physically settle the FSAs as of April 25, 2025, by delivering shares of common stock, cash proceeds would have been approximately $144 million. Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report. Depending on market conditions, its financial and regulatory strategy, and other factors, IDACORP could determine to issue additional equity securities in 2025.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At March 31, 2025, $500 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the condensed consolidated financial statements included in this report.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2025		December 31, 2024
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	—	—	(19,885)
Net balance available	$100,000	$400,000	$100,000	$380,115
(1) American Falls bonds that Idaho Power could have been required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties. The American Falls bonds were repaid in full on February 3, 2025.
(2) Holding company only.

On April 25, 2025, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the 2024 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties, which are discussed further in Part I - Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this report.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $194 million during the three months ended March 31, 2025. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2025 (including amounts incurred to-date) through 2029 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, permitting, legal processes, regulatory determinations, inflationary pressures, macroeconomic conditions, tariffs, or other issues, including those described below.

	2025	2026	2027-2029
Expected capital expenditures (excluding AFUDC), in billions of dollars	$1.00-$1.10	$1.25-$1.35	$3.10-$3.60

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - MD&A - "Capital Requirements" in the 2024 Annual Report. The discussion below should be read in conjunction with that report.

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

The capital requirements table above includes capital expenditures of more than $1.1 billion from 2025 through 2027 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2027 and beyond, Idaho Power continues to evaluate its RFP for additional resources. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under PPAs or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

B2H Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, will provide transmission service to meet future resource needs. Material procurement is in process and long-lead-time materials are arriving in Oregon. Idaho Power expects construction will begin in 2025 and expects the in-service date for the transmission line will be no earlier than 2027.

As more fully described in the 2024 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $431 million, including Idaho Power's AFUDC, on the B2H project through March 31, 2025. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $225 million in reimbursement as of March 31, 2025, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed-upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. However, Idaho Power has not yet received the required approval to construct from the applicable federal agencies.

In the separate State of Oregon permitting process, the state's EFSC approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power pursued two amendments to the site certificate to accommodate route changes, many of which are for the benefit of landowners along the route, and to enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. The Union County Circuit Court dismissed a subsequent effort to contest the amendment approval in October 2024. Separately, in August 2024, EFSC approved Idaho Power's second amendment request. The approval of the second amendment was contested. On March 27, 2025, the Oregon Supreme Court upheld the EFSC approval of the second amendment to the site certificate. During the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $500 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power's or its contractors' ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, tariffs, macroeconomic conditions, or other issues.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered into a joint funding agreement for permitting of the project.

The permitting phase of the GWW project was subject to review and approval of the Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In 2020 and 2024, PacifiCorp completed construction and commissioned segments of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Current permitting and pre-construction activities are focused on the section of line between the Hemingway substation and the Midpoint substation near Jerome, Idaho. Idaho Power expects the in-service date for this section of line or a portion of this section will be 2028 or later. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs including potentially modifying the ownership structure of a few segments of the project.

Idaho Power has expended approximately $71 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2025. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments, and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $615 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, tariffs, macroeconomic conditions, or other issues.

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile, high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence as early as 2025 and take approximately two years to complete. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term.

Jackalope Wind Project: In October 2024, Idaho Power entered into agreements with a counterparty and certain of its affiliates to develop the Jackalope Project, which consists of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying approximately 300 MW of generation to Idaho Power's system from a wind-powered generation facility located in Sweetwater County, Wyoming, and (ii) a co-located wind turbine generator power plant to be owned by Idaho Power, providing approximately 300 MW of generation. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project but does not include any of the expected costs of the PPA. As of the date of this report, Idaho Power expects the Jackalope Project to begin operations in 2027.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2024, and during the three months ended March 31, 2025, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the three months ended March 31, 2025, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in the MD&A in the 2024 Annual Report.

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

Idaho Power's most recently concluded general rate case in Idaho was resolved by the IPUC's approval of the 2023 Settlement Stipulation in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. In 2024, Idaho Power also filed a limited-issue rate case in Idaho, the 2024 Idaho Limited-Issue Rate Case, which the IPUC resolved through its order issued in December 2024 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2025. Idaho Power's most recently concluded general rate case in Oregon was resolved by the OPUC's approval of settlement stipulations in September 2024 for rates that went into effect for Oregon-jurisdiction customers on October 15, 2024. Refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report for additional information relating to the 2023 Idaho general rate case, 2024 Idaho Limited-Issue Rate Case, and Oregon general rate case. In March 2025, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after May 30, 2025.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism, power cost adjustment mechanisms, tariff riders, limited-issue rate proceedings, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

The outcomes of significant proceedings are described in part in this report and further in the 2024 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2024

Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate or Revenue Changes

During 2025, Idaho Power has filed applications requesting orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	Filed April 15, 2025; pending	$94.8 million PCA decrease for the period from June 1, 2025 to May 31, 2026	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects a decrease in the balancing adjustment, which is due primarily to the completed recovery of the 2023 balancing adjustment, which was recovered over two years.
FCA - Idaho	Filed March 14, 2025; pending	$40.7 million FCA decrease for the period from June 1, 2025 to May 31, 2026	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	Filed March 24, 2025; pending	$1.1 million APCU decrease for the period from June 1, 2025 to May 31, 2026	The rate decrease reflects a decrease in expected net power supply expense for the March 2025 APCU forecast combined with an increase in normalized net power supply expense for the October 2024 APCU.
HCC - Idaho	Filed March 14, 2025; pending	$29.7 million annual increase, effective June 1, 2025	The requested adjustment is to increase cash collection of AFUDC associated with the HCC relicensing project.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

The 2018 Settlement Stipulation and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2025 Idaho ROE, in the first quarter of 2025, Idaho Power recorded $19.3 million in additional ADITC amortization under the settlement stipulations.

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

With the exception of power supply expenses incurred under PURPA, expenses under export credit mechanisms, and certain demand response program costs that are passed through to customers substantially in full, the PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

The following table summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2025 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2024	$18.5	$(3.9)	$14.6
Current period net power supply costs (accrued) deferred	(29.4)	2.7	(26.7)
Prior amounts (collected) refunded through rates	(21.1)	0.1	(21.0)
Renewable energy credit sales	(19.6)	(0.8)	(20.4)
Interest and other	0.1	0.1	0.2
Balance at March 31, 2025	$(51.5)	$(1.8)	$(53.3)

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023 and expects to file its next IRP in June 2025. The 2023 IRP, which was acknowledged by the IPUC in June 2024 and by the OPUC in August 2024, identified the need for resources to meet projected capacity deficits in the near-term.

In August 2024, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond. Idaho Power issued the RFP in August 2024 soliciting resources with a commercial operation date (COD) no later than April 1, 2028 (2028 bids), as well as bids with a COD after April 1, 2028 (beyond 2028 bids). In March 2025, the OPUC acknowledged the final shortlist of 2028 bids in the RFP, subject to certain conditions. Idaho Power has received and is currently evaluating beyond 2028 bids.

In December 2024, Idaho Power filed an application with the IPUC for the Jackalope Project, one of the bids from an RFP to procure resources for its anticipated energy and capacity needs in 2027. The Jackalope Project consists of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying approximately 300 MW of generation to Idaho Power's system, and (ii) a wind turbine generator power plant to be owned by Idaho Power, providing approximately 300 MW of generation. In its application, Idaho Power requested that the IPUC approve the PPA and grant a CPCN for the wind turbine generator power plant. Several parties have intervened in this case. As of the date of this report, the case remains pending.

Also in December 2024, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire and own two battery storage facilities with a total of 100 MW of operating capacity to address Idaho Power's identified capacity deficiency in 2026. As of the date of this report, the case remains pending. These battery storage facilities are in addition to the 150 MW of battery storage to be acquired and owned by Idaho Power for which the IPUC approved a CPCN in November 2024.

In March 2025, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire an ownership interest, including the rights to 250 MW of northbound capacity, in SWIP-N, a planned 285-mile, high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. In its application, Idaho Power also requested that the IPUC approve the company's utilization of an additional 250 MW of rights to northbound capacity on SWIP-N. As of the date of this report, the case remains pending.

In March 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 20-year PPA with Crimson Orchard Solar LLC supplying the 100 MW output to Idaho Power, (2) approving the 20-year energy storage agreement (ESA) with Crimson Orchard Solar for 100 MW of dispatchable energy storage capacity, and (3) acknowledging the lease accounting necessary to facilitate the transaction and that the resulting expenses associated with both the PPA and the ESA are prudently incurred for ratemaking purposes. As of the date of this report, the case remains pending.

Large Customer Rate Proceedings

Brisbie, LLC (Brisbie) Data Center and Clean Energy Your Way Special Contract: In May 2023, the IPUC approved a special contract (Brisbie Special Contract) between Idaho Power and a large load customer, Brisbie, a wholly-owned subsidiary of Meta Platforms, Inc., for service to a new enterprise data center. The Brisbie Special Contract allows Idaho Power to procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie's facility. In November 2024, Idaho Power filed for IPUC approval of a PPA for Brisbie with a 320 MW solar project to be online as early as December 2027. Idaho Power will assign the cost and renewable attributes of the energy from the solar facility to Brisbie in accordance with the Brisbie Special Contract. As of the date of this report, the IPUC's decision regarding the PPA is pending.

Micron Fab Special Contract: In December 2024, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for Micron Idaho Semiconductor Manufacturing (Triton) LLC, a subsidiary of Micron, for electric service for Micron's new memory manufacturing fabrication complex located in Boise. The special contract anticipates a significant increase in load on Idaho Power's system that will ramp over a number of years beginning in 2026. Following the intervention of several parties, the IPUC directed IPUC staff to propose a schedule for the case, including a technical hearing. As of the date of this report, the case remains pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2024 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service under section 7 of the Endangered Species Act. In April 2025, the FERC issued an updated schedule for the supplemental EIS with target dates for issuance of the draft and final supplemental EIS of September 2025 and May 2026, respectively.

Relicensing costs of $507 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2025. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2025, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $257 million. As discussed above, on March 14, 2025, Idaho Power filed an application with the IPUC to increase the annual cash collection of AFUDC associated with relicensing of the HCC project by $29.7 million effective June 1, 2025. This application is still pending.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

American Falls Relicensing: In 2020, Idaho Power filed with the FERC a notice of intent to file an application to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW and FERC authorized installed capacity of 67.5 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. Idaho Power filed the final relicensing application with the FERC in February 2023. In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the Idaho Department of Environmental Quality. In September 2024, the Idaho Department of Environmental Quality issued a final CWA Section 401 water quality certification. In October 2024, FERC issued a revised notice of intent to prepare an environmental assessment, signaling that FERC staff did not anticipate that licensing the project would constitute a major federal action that would significantly affect the quality of the human environment. The FERC released its environmental assessment on January 16, 2025, which initiated a 30-day comment period. Three parties commented on the environmental assessment, and Idaho Power has responded to those comments.

Idaho Power's previous license at American Falls expired in February 2025. On March 3, 2025, the FERC issued Idaho Power an annual license on the same terms and conditions as its prior license. The annual license is effective until February 28, 2026, or until the FERC issues a new license for the American Falls facility. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2025.

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

Part I, Item 1 - "Business - Utility Operations - Environmental Regulation and Costs" in the 2024 Annual Report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2025 to 2027. Given the uncertainty of future environmental regulations and technological advances, Idaho Power cannot make near-term estimates with certainty and is also unable to predict its environmental-related expenditures beyond 2027, though they could be substantial.

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - MD&A - "Environmental Matters" and MD&A - "Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2024 Annual Report. Recent developments in certain environmental matters relevant to Idaho Power are described below.

EPA Proposed Regulatory Actions

In March 2025, the EPA announced a set of proposed regulatory actions relating to environmental laws and regulations, many of which will impact Idaho Power if they are implemented. The proposed regulatory actions relate to the following laws and regulations, among others: the EPA's 2009 endangerment finding regarding six greenhouse gases; the Clean Power Plan 2.0; the Mercury and Air Toxics Standards; the Greenhouse Gas Reporting Program; effluent limitations guidelines and standards for the Steam Electric Power Generating Industry; the National Ambient Air Quality Standards for Particulate Matter (PM2.5); the Regional Haze Program; the “Good Neighbor Plan” and related State Implementation Plans; the coal ash program; and the definition of "Waters of the United States," which impacts applicability of the CWA to certain wetlands and water bodies. The

EPA has not yet taken official action on any of these items. Idaho Power will continue to actively monitor these proposals and any other pending or potential environmental regulations related to environmental matters that may have an impact on its future operations. Given uncertainties regarding the outcome and timing for these EPA proposals, Idaho Power is unable to estimate the impact on Idaho Power of any such proposals.

National Environmental Policy Act Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. The Council on Environmental Quality (CEQ) under previous Presidential Administrations had issued guidance to federal agencies in issuing their own regulations regarding the implementation of NEPA for projects under their jurisdiction. However, in November 2024, the DC Circuit Court of Appeals ruled that the CEQ lacks the authority to issue binding regulations implementing NEPA (Marin Audubon Society v. Federal Aviation Administration). Subsequently, the current Presidential Administration issued Executive Order 14154, which revoked the CEQ’s authority to issue NEPA regulations and directed the CEQ to rescind all NEPA regulations. As a result, the CEQ issued an interim final rule in February 2025 to remove all CEQ NEPA implementing regulations. The interim final rule became effective on April 11, 2025. The impact that revocation of the CEQ’s NEPA regulations will have on agency-specific NEPA procedures is unclear, and as a result, Idaho Power is unable to predict what impact these actions will have on Idaho Power and its operations.

OTHER MATTERS

Executive Orders of the Current Presidential Administration

Since the start of the current Presidential Administration in January 2025, the Administration has released several executive orders that may impact Idaho Power. These executive orders include, but are not limited to, orders regarding tariffs, the electric grid, the coal industry, revocation of executive orders of prior Presidential Administrations, and other orders intended to regulate international trade, strengthen the U.S. energy industry, and/or promote deregulation, including with respect to environmental and energy-related regulations. The outcome of these executive orders and U.S. federal agencies' review of regulations covered by executive orders is difficult to predict.

In addition, the court system has become more active in reviewing Presidential and agency actions, resulting in even less certainty as to the outcome and durability of rules that are administratively implemented. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and constructing transmission lines, due to the reduction of potential environmental infrastructure upgrades or conversions or reduction or elimination of permitting requirements. More strict or robust regulations, or additional regulations, such as tariffs on supplies and materials that Idaho Power purchases, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities, and could impact Idaho Power's plans and construction activities related to its capital projects, which could lead to substantially higher costs and delays in construction.

Executive orders may be affected by Congressional action. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described in this MD&A, Idaho Power is uncertain whether and to what extent the orders, any new or future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders and new or revised legislation or regulation.

Idaho Wildfire Standard of Care Act

In April 2025, Idaho enacted the Wildfire Standard of Care Act (Idaho Code § 61-1801 through 1808), which will become effective on July 1, 2025. The Act requires Idaho electric public utilities to prepare wildfire mitigation plans annually to mitigate wildfire risk, submit the plans to the IPUC for review and approval, and implement the plans upon IPUC approval. An electric utility's wildfire mitigation plan approved by the IPUC establishes the utility's duty to its shareholders and the public with respect to wildfire risk. For any civil action where wildfire-related damages are being sought against an electric utility, the Act establishes a rebuttable presumption that the utility acted without negligence if, with respect to the cause of the wildfire, the utility reasonably implemented an IPUC-approved wildfire mitigation plan. The rebuttable presumption extends to any act or omission taken in reasonable accordance with the approved wildfire mitigation plan in effect at the time the fire ignited, regardless of the content of any prior wildfire mitigation plans. The Act provides that, with certain exceptions, the remedies set out in the Act are the exclusive civil remedies available against an electric utility for damages resulting from any act or omission related to an IPUC-approved wildfire mitigation plan. The Act also permits electric utilities, upon certain conditions, to access privately-owned land or easements or rights-of-way on land owned by the state, a federal agency, or a tribal government for purposes of performing work in accordance with their approved wildfire mitigation plans. In addition, electric utilities may inspect, repair, or upgrade their assets, infrastructure, or facilities on such land and are protected from liability with respect to such access, subject to limitations set forth in the Act. Idaho Power intends to prepare an Idaho-specific WMP that integrates the requirements of the Act and to file the Idaho WMP with the IPUC after the Act becomes effective. The Act provides up to six months for the IPUC to review and approve a WMP after it is filed.

Critical Accounting Policies and Estimates

IDACORP's and Idaho Power's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and the allowance for uncollectible accounts. These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2024 Annual Report.

Recently Issued Accounting Pronouncements

For discussion of new and recently adopted accounting pronouncements, see Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2024, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2025. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2025, IDACORP had no variable rate debt.

Fixed Rate Debt: As of March 31, 2025, IDACORP had $3.5 billion in fixed rate debt, with a fair value of approximately $3.2 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $393 million if market interest rates were to decline by one percentage point from their March 31, 2025 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2025, Idaho Power posted $1 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of March 31, 2025, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $32 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in the 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2025, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2025, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in the 2024 Annual Report, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors, the risk factor set forth below, and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

Changes in U.S. trade policy and the impact of tariffs could have an adverse effect on Idaho Power's business and results of operations. The U.S. government recently implemented significant trade policy and tariff actions, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries. If regulators do not deem prudent the increased costs for Idaho Power's projects or maintenance of its existing facilities resulting from tariffs or other trade policy, Idaho Power may be unable to recover those increased costs in full or at all through rates or on a timely basis. Any inability of Idaho Power to recover increased costs could result in impairment or otherwise materially adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Further, if as a result of increased costs due to tariffs or other trade policies, other resources become more economical, Idaho Power may terminate uneconomical projects and seek to develop those other resources. If any projects are canceled because they are no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

4.1	Idaho Power Company Fifty-third Supplemental Indenture, dated effective as of February 26, 2025, to Mortgage and Deed of Trust, dated as of October 1, 1937	8-K	1-3198	4.1	2/26/2025
10.1	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended					X
10.2	Eighth Amendment to the Idaho Power Company Employee Savings Plan					X
10.3	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	May 1, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 1, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 1, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 1, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer