Form 10-Q
period 2025-06-30
IDACORP INC; IDAHO POWER CO
filed 2025-07-31
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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
Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of July 25, 2025:

IDACORP, Inc.:	54,032,920	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	Idaho ROE	-	Idaho-jurisdiction return on year-end equity
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2024 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2024	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC finalized by order of the IPUC in December 2024	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
ADITC	-	Accumulated Deferred Investment Tax Credits	IPUC	-	Idaho Public Utilities Commission
AFUDC	-	Allowance for Funds Used During Construction	IRP	-	Integrated Resource Plan
AOCI	-	Accumulated Other Comprehensive Income	Jim Bridger plant	-	Jim Bridger power plant
APCU	-	Annual power cost update	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	-	Accounting Standards Update	MMBtu	-	Million British Thermal Units
ATM	-	At-the-market offering program	MW	-	Megawatt
B2H	-	Boardman-to-Hemingway, a planned 300-mile, high-voltage transmission line project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho	MWh	-	Megawatt-hour
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NAV	-	Net asset value
CPCN	-	Certificate of Public Convenience and Necessity	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	North Valmy plant	-	Idaho Power’s jointly-owned coal-fired generating plant in Valmy, Nevada
EIS	-	Environmental Impact Statement	O&M	-	Operations and Maintenance
EPA	-	U.S. Environmental Protection Agency	OPUC	-	Public Utility Commission of Oregon
ESA	-	Endangered Species Act	PCA	-	Idaho-jurisdiction Power Cost Adjustment
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PPA	-	Power purchase agreement
FCA	-	Idaho Fixed Cost Adjustment	PURPA	-	Public Utility Regulatory Policies Act of 1978
FERC	-	Federal Energy Regulatory Commission	RFP	-	Request for proposals
FSA	-	Forward sale agreement	SEC	-	U.S. Securities and Exchange Commission
GAAP	-	Accounting principles generally accepted in the United States of America	SMSP	-	Security Plans for Senior Management Employees I and II
GWW	-	Gateway West, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho	SWIP-N	-	Southwest Intertie Project-North, a planned 285 mile, 500kV transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	WMP	-	Wildfire Mitigation Plan
IDACORP	-	IDACORP, Inc., an Idaho corporation	WPSC	-	Wyoming Public Service Commission
Idaho Power	-	Idaho Power Company, an Idaho corporation

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
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, including as a result of tariffs and permitting, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers and generate revenues;
•the rapid addition of new industrial and commercial customer load and the volatility and timing of such new load demand, resulting in increased risks and costs of power demand potentially exceeding available supply;
•the potential financial impacts of industrial customers not meeting forecasted power usage ramp rates or volumes;
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
•ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk for fuel, power, and transmission, and the failure of any such risk management and hedging strategies to work as intended, and the potential losses and cash flow impacts the companies may incur on those hedges;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$449,672	$449,819	$881,625	$898,118
Other	1,208	1,220	1,713	1,857
Total operating revenues	450,880	451,039	883,338	899,975

Operating Expenses:
Electric utility:
Purchased power	88,777	95,383	162,887	207,282
Fuel expense	34,845	22,699	104,246	114,940
Power cost adjustment	28,577	59,156	76,262	81,519
Other operations and maintenance	121,966	110,903	234,973	216,733
Energy efficiency programs	6,115	7,126	11,348	11,416
Depreciation and amortization	61,128	54,732	120,913	108,745
Other electric utility operating expenses, net	8,263	(2,981)	15,943	5,027
Total electric utility operating expenses	349,671	347,018	726,572	745,662
Other	636	752	1,264	1,448
Total operating expenses	350,307	347,770	727,836	747,110

Operating Income	100,573	103,269	155,502	152,865

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,166)	(13,279)	(29,608)	(24,431)
Earnings of unconsolidated equity-method investments	(1,306)	(1,277)	(2,024)	(1,902)
Interest on long-term debt and finance leases	44,321	33,308	82,489	66,616
Other interest	7,368	6,075	13,849	11,542
Allowance for borrowed funds used during construction	(9,217)	(6,920)	(16,867)	(12,879)
Other income, net	(14,872)	(12,545)	(28,977)	(26,710)
Total nonoperating expense, net	11,128	5,362	18,862	12,236

Income Before Income Taxes	89,445	97,907	136,640	140,629

Income Tax (Benefit) Expense	(6,681)	8,063	(19,147)	2,517

Net Income	96,126	89,844	155,787	138,112
Income attributable to noncontrolling interests	(345)	(324)	(359)	(419)
Net Income Attributable to IDACORP, Inc.	$95,781	$89,520	$155,428	$137,693

Weighted Average Common Shares Outstanding - Basic	54,159	52,170	54,135	51,467
Weighted Average Common Shares Outstanding - Diluted	54,380	52,236	54,249	51,519
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.77	$1.72	$2.87	$2.68
Earnings Attributable to IDACORP, Inc. - Diluted	$1.76	$1.71	$2.87	$2.67

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net Income	$96,126	$89,844	$155,787	$138,112
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $57, $98, $245, and $197, respectively	171	284	111	568
Total Comprehensive Income	96,297	90,128	155,898	138,680
Comprehensive Income attributable to noncontrolling interests	(345)	(324)	(359)	(419)
Comprehensive Income Attributable to IDACORP, Inc.	$95,952	$89,804	$155,539	$138,261

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$474,488	$368,865
Receivables:
Customer (net of allowance of $4,582 and $5,071, respectively)	128,074	114,824
Other (net of allowance of $686 and $628, respectively)	27,349	29,627
Income taxes receivable	—	13,932
Accrued unbilled revenues	114,601	97,711
Materials and supplies (at average cost)	211,654	201,064
Fuel stock (at average cost)	37,870	43,656
Prepayments	20,835	29,461
Current regulatory assets	61,105	89,315
Other	3,514	—
Total current assets	1,079,490	988,455
Investments	158,055	161,340
Property, Plant and Equipment:
Utility plant in service	8,228,930	7,957,763
Accumulated provision for depreciation	(2,787,684)	(2,714,706)
Utility plant in service - net	5,441,246	5,243,057
Construction work in progress	1,447,017	1,244,559
Finance lease right-of-use assets	225,278	—
Utility plant held for future use	17,188	13,211
Other property, net of accumulated depreciation	16,518	16,491
Property, plant and equipment - net	7,147,247	6,517,318
Other Assets:
Company-owned life insurance	98,358	92,062
Regulatory assets	1,388,320	1,418,057
Other	64,411	62,131
Total other assets	1,551,089	1,572,250
Total	$9,935,881	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$19,885
Accounts payable	275,934	307,133
Taxes accrued	30,557	6,981
Interest accrued	52,020	42,681
Accrued compensation	63,220	70,548
Current regulatory liabilities	59,405	7,523
Advances from customers	187,445	165,229
Other	73,862	80,821
Total current liabilities	742,443	700,801
Other Liabilities:
Deferred income taxes	778,904	822,231
Regulatory liabilities	990,779	976,803
Pension and other postretirement benefits	176,755	165,992
Finance lease liabilities	219,914	—
Other	173,349	181,804
Total other liabilities	2,339,701	2,146,830
Long-Term Debt	3,446,970	3,053,777
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 54,033 and 53,962 shares issued and outstanding, respectively)	1,201,374	1,194,998
Retained earnings	2,211,514	2,149,548
Accumulated other comprehensive loss	(13,481)	(13,592)
Total IDACORP, Inc. shareholders’ equity	3,399,407	3,330,954
Noncontrolling interests	7,360	7,001
Total equity	3,406,767	3,337,955
Total	$9,935,881	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$155,787	$138,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,556	111,037
Deferred income taxes and investment tax credits	(45,251)	(32,353)
Changes in regulatory assets and liabilities	100,003	84,333
Pension and postretirement benefit plan expense	22,608	22,787
Contributions to pension and postretirement benefit plans	(2,864)	(2,616)
Earnings of equity-method investments	(2,024)	(1,902)
Distributions from equity-method investments	950	—
Allowance for equity funds used during construction	(29,608)	(24,431)
Other non-cash adjustments to net income, net	5,238	2,896
Change in:
Accounts receivable and unbilled revenues	(28,617)	(24,211)
Prepayments	8,428	(2,624)
Materials, supplies, and fuel stock	(4,803)	(39,562)
Accounts and wages payable	(47,396)	(43,666)
Taxes accrued/receivable	37,508	37,039
Other assets and liabilities	7,713	31,208
Net cash provided by operating activities	301,228	256,047
Investing Activities:
Additions to property, plant and equipment, net	(534,629)	(605,902)
Payments received from transmission project joint funding partners	62,022	39,912
Other	(1,089)	7,573
Net cash used in investing activities	(473,696)	(558,417)
Financing Activities:
Issuance of long-term debt	400,000	—
Discount on issuance of long-term debt	(3,072)	—
Retirement of long-term debt	(19,885)	—
Payments on finance lease liabilities	(729)	—
Dividends on common stock	(93,461)	(84,886)
Issuance of common stock	3,054	233,178
Tax withholdings on net settlements of share-based awards	(3,294)	(3,694)
Other	(4,522)	(98)
Net cash provided by financing activities	278,091	144,500
Net increase (decrease) in cash and cash equivalents	105,623	(157,870)
Cash and cash equivalents at beginning of the period	368,865	327,429
Cash and cash equivalents at end of the period	$474,488	$169,559
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$480	$1,510
Cash paid for interest (net of amount capitalized)	$61,414	$55,910
Non-cash investing and financing activities:
Additions to property, plant and equipment in accounts payable	$168,635	$101,178
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$1,197,493	$890,042	$1,194,998	$888,615
Issuance	1,504	231,566	3,054	233,178
Share-based compensation expense	2,476	2,097	6,675	5,571
Tax withholdings on net settlements of share-based awards	—	—	(3,294)	(3,694)
Other	(99)	40	(59)	75
Balance at end of period	1,201,374	1,123,745	1,201,374	1,123,745
Retained Earnings
Balance at beginning of period	2,162,499	2,042,003	2,149,548	2,036,138
Net income attributable to IDACORP, Inc.	95,781	89,520	155,428	137,693
Common stock dividends ($0.86, $0.83, $1.72, and $1.66 per share, respectively)	(46,766)	(42,338)	(93,462)	(84,646)
Balance at end of period	2,211,514	2,089,185	2,211,514	2,089,185
Accumulated Other Comprehensive Loss
Balance at beginning of period	(13,652)	(16,900)	(13,592)	(17,184)
Unfunded pension liability adjustment (net of tax)	171	284	111	568
Balance at end of period	(13,481)	(16,616)	(13,481)	(16,616)
Total IDACORP, Inc. shareholders’ equity at end of period	3,399,407	3,196,314	3,399,407	3,196,314
Noncontrolling Interests
Balance at beginning of period	7,015	7,269	7,001	7,174
Net income attributable to noncontrolling interests	345	324	359	419
Balance at end of period	7,360	7,593	7,360	7,593
Total equity at end of period	$3,406,767	$3,203,907	$3,406,767	$3,203,907

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating Revenues	$449,672	$449,819	$881,625	$898,118

Operating Expenses:
Operation:
Purchased power	88,777	95,383	162,887	207,282
Fuel expense	34,845	22,699	104,246	114,940
Power cost adjustment	28,577	59,156	76,262	81,519
Other operations and maintenance	121,966	110,903	234,973	216,733
Energy efficiency programs	6,115	7,126	11,348	11,416
Depreciation and amortization	61,128	54,732	120,913	108,745
Other operating expenses, net	8,263	(2,981)	15,943	5,027
Total operating expenses	349,671	347,018	726,572	745,662

Operating Income	100,001	102,801	155,053	152,456

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,166)	(13,279)	(29,608)	(24,431)
Earnings of unconsolidated equity-method investments	(504)	(478)	(1,154)	(1,095)
Interest on long-term debt and finance leases	44,321	33,308	82,489	66,616
Other interest	7,281	5,993	13,602	11,377
Allowance for borrowed funds used during construction	(9,217)	(6,920)	(16,867)	(12,879)
Other income, net	(12,805)	(11,683)	(24,970)	(25,263)
Total nonoperating expense, net	13,910	6,941	23,492	14,325

Income Before Income Taxes	86,091	95,860	131,561	138,131

Income Tax (Benefit) Expense	(6,747)	8,472	(19,405)	3,441

Net Income	$92,838	$87,388	$150,966	$134,690

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net Income	$92,838	$87,388	$150,966	$134,690
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $57, $98, 245 and $197, respectively	171	284	111	568
Total Comprehensive Income	$93,009	$87,672	$151,077	$135,258

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$301,228	$188,916
Receivables:
Customer (net of allowance of $4,582 and $5,071, respectively)	128,074	114,824
Other (net of allowance of $686 and $628, respectively)	26,585	28,874
Income taxes receivable	—	11,811
Accrued unbilled revenues	114,601	97,711
Materials and supplies (at average cost)	211,654	201,064
Fuel stock (at average cost)	37,870	43,656
Prepayments	20,696	29,328
Current regulatory assets	61,105	89,315
Other	3,514	—
Total current assets	905,327	805,499
Investments	91,201	92,921
Property, Plant and Equipment:
Utility plant in service	8,228,930	7,957,763
Accumulated provision for depreciation	(2,787,684)	(2,714,706)
Utility plant in service - net	5,441,246	5,243,057
Construction work in progress	1,447,017	1,244,559
Finance lease right-of-use assets	225,278	—
Plant held for future use	17,188	13,211
Other property	4,914	4,858
Property, plant and equipment, net	7,135,643	6,505,685
Other Assets:
Company-owned life insurance	98,358	92,062
Regulatory assets	1,388,320	1,418,057
Other	57,450	52,744
Total other assets	1,544,128	1,562,863
Total	$9,676,299	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$19,885
Accounts payable	275,593	305,248
Accounts payable to affiliates	9,092	3,403
Taxes accrued	37,403	6,981
Interest accrued	52,020	42,681
Accrued compensation	62,935	70,319
Current regulatory liabilities	59,405	7,523
Advances from customers	187,445	165,229
Other	57,849	61,309
Total current liabilities	741,742	682,578
Other Liabilities:
Deferred income taxes	786,372	829,446
Regulatory liabilities	990,779	976,803
Pension and other postretirement benefits	176,755	165,992
Finance lease liabilities	219,914	—
Other	165,555	167,775
Total other liabilities	2,339,375	2,140,016
Long-Term Debt	3,446,970	3,053,777
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	912,258	912,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,153,655	2,096,151
Accumulated other comprehensive loss	(13,481)	(13,592)
Total equity	3,148,212	3,090,597
Total	$9,676,299	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$150,966	$134,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,259	110,733
Deferred income taxes and investment tax credits	(49,199)	(35,984)
Changes in regulatory assets and liabilities	100,003	84,333
Pension and postretirement benefit plan expense	22,608	22,787
Contributions to pension and postretirement benefit plans	(2,864)	(2,616)
Earnings of equity-method investments	(1,154)	(1,095)
Distributions from equity-method investments	950	—
Allowance for equity funds used during construction	(29,608)	(24,431)
Other non-cash adjustments to net income, net	(1,676)	(2,808)
Change in:
Accounts receivable and unbilled revenues	(29,285)	(23,677)
Prepayments	8,433	(2,617)
Materials, supplies, and fuel stock	(4,803)	(39,562)
Accounts and wages payable	(39,719)	(36,565)
Taxes accrued/receivable	42,233	42,902
Other assets and liabilities	7,848	31,336
Net cash provided by operating activities	297,992	257,426
Investing Activities:
Additions to utility plant, net	(534,500)	(605,814)
Payments received from transmission project joint funding partners	62,022	39,912
Other	8,273	9,765
Net cash used in investing activities	(464,205)	(556,137)
Financing Activities:
Issuance of long-term debt	400,000	—
Discount on issuance of long-term debt	(3,072)	—
Retirement of long-term debt	(19,885)	—
Payments on finance lease liabilities	(729)	—
Dividends on common stock	(93,544)	(84,961)
Capital contribution from parent	—	200,000
Other	(4,245)	(8)
Net cash provided by financing activities	278,525	115,031
Net increase (decrease) in cash and cash equivalents	112,312	(183,680)
Cash and cash equivalents at beginning of the period	188,916	271,791
Cash and cash equivalents at end of the period	$301,228	$88,111
Supplemental Disclosure of Cash Flow Information:
Cash paid to (received from) IDACORP related to income taxes	$15,627	$(6,522)
Cash paid for interest (net of amount capitalized)	$61,167	$55,745
Non-cash investing and financing activities:
Additions to utility plant in accounts payable	$168,635	$101,178
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of June 30, 2025, condensed consolidated statements of income for the three months and six months ended June 30, 2025 and 2024, and condensed consolidated cash flows for the six months ended June 30, 2025 and 2024. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2024 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. IDACORP and Idaho Power adopted this ASU on January 1, 2024, for annual periods, and subsequently on January 1, 2025, for interim periods. The amendments in this ASU have been applied retrospectively, as required. See Note 14 - "Segment Information" for expanded disclosure required by this ASU.

There have been no other recently adopted accounting pronouncements that have had a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power have evaluated the impact that adoption of this ASU will have on the notes to their respective financial statements, and the companies do not believe the adoption of the new standard will have a material impact.

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

Income Tax Expense

The following table provides a summary of income tax (benefit) expense for the six months ended June 30, 2025 and 2024 (in thousands):

	IDACORP		Idaho Power
	2025	2024	2025	2024
Income tax at statutory rates (federal and state)	$34,196	$36,090	$32,928	$35,555
Excess deferred income tax reversal	(4,862)	(5,023)	(4,862)	(5,023)
Other(1)	(11,981)	(8,550)	(10,971)	(7,091)
Income tax expense before ADITC	$17,353	$22,517	$17,095	$23,441
Additional ADITC amortization	(36,500)	(20,000)	(36,500)	(20,000)
Income tax (benefit) expense	$(19,147)	$2,517	$(19,405)	$3,441
Effective tax rate	(14.0)%	1.8%	(14.8)%	2.5%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. On May 30, 2025, Idaho Power filed a general rate case and proposed rate schedules with the IPUC, Case No. IPC-E-25-16. The filing is based on a 2025 test year and requests approximately $199.1 million in additional Idaho-jurisdiction annual revenues, which is net of a $46.8 million PCA decrease. If approved, this request would result in a 13.09 percent overall average net base rate increase for Idaho Power's Idaho customers. The filing requests an authorized rate of return on equity of 10.4 percent with an Idaho retail rate base of approximately $5.1 billion, which is not inclusive of rate base associated with Idaho Power's jointly-owned coal facilities, the costs of which are recovered under separate rate mechanisms. In its application, Idaho Power proposed a capitalization structure of approximately 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 5.132 percent and an overall cost of capital of 7.818 percent.

In addition, Idaho Power's filing requests, among other items:

•Approval of a revised PCA, reflecting the transfer of certain base level net power supply costs from the PCA to base rates;
•Authorization to update rate recovery associated with both the North Valmy plant and Jim Bridger plant mechanisms to reflect current coal-related capital and operation and maintenance expectations, and to true-up variances between prior forecasts and actual costs;
•Authorization of a per-unit wheeling revenue baseline of $3.39 per MWh, which reflects Idaho jurisdictional point-to-point wheeling revenues divided by Idaho jurisdictional retail sales;
•Authorization to establish a tracking mechanism for incremental depreciation and interest expense as measured from a sales-adjusted baseline, effective January 1, 2026;
•Authorization of the continued deferral of incremental wildfire mitigation and insurance costs in 2026 and beyond as measured from a new base level of costs established in the general rate case; and
•Authorization to designate additional ADITCs earned through 2028 as eligible for accelerated amortization under the terms of the currently approved revenue sharing mechanism, with the addition of a $75 million annual amortization cap.

As of the date of this report, Idaho Power is unable to predict the outcome of the general rate case. Idaho Power anticipates that new rates, if approved by the IPUC, would become effective on or after January 1, 2026.

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

Based on its estimate of full-year 2025 Idaho ROE, in the three months and six months ended June 30, 2025, Idaho Power recorded $17.2 million and $36.5 million, respectively, in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, as of June 30, 2025, approximately $40.7 million of additional ADITC remained available for future use. Idaho Power recorded $7.5 million and $20.0 million of additional ADITC amortization during the three months and six months ended June 30, 2024, respectively, based on its then-current estimate of full-year 2024 Idaho ROE.

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

In May 2025, the IPUC issued an order approving a $94.8 million net decrease in PCA revenues, effective for the 2025-2026 PCA collection period from June 1, 2025, to May 31, 2026, compared to the 2024-2025 PCA collection period. The net decrease in PCA revenues is due primarily to the ending of collection of the 2023 PCA balancing adjustment, which was collected over two years as ordered by the IPUC. Increased sales of renewable energy credits also contributed to the decrease.

In May 2025, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its APCU in Oregon. The APCU includes both an October update and a March forecast. The results of the October update are reflected as an update to base rates and the results of the March forecast are reflected as an update to APCU rates. The settlement resulted in an overall rate decrease of $1.8 million in Oregon-jurisdictional rates effective June 1, 2025.

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2025, the IPUC issued an order approving a $39.8 million decrease in recovery from the FCA from $36.8 million to negative $3.1 million for the 2024 FCA deferral, reflecting a refund to residential and small commercial customers of the 2024 FCA deferral balance of $3.1 million, with new rates effective for the period from June 1, 2025, to May 31, 2026.

Recovery of Incremental AFUDC Associated with HCC

In March 2025, Idaho Power filed an application with the IPUC requesting an order authorizing an annual increase to customer rates of $29.7 million to recover incremental financing costs, or AFUDC, associated with the HCC relicensing project. If approved, the new rates would become effective October 1, 2025, unless the IPUC orders an earlier effective date. As of the date of this report, the IPUC's decision is pending.

Wildfire Mitigation Cost Deferral

In December 2024, Idaho Power filed its 2025 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.3 million of newly identified incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. The OPUC approved the 2025 WMP in June 2025. Previously, in December 2023, Idaho Power had filed an application requesting authorization to defer for future recovery an estimated $1.3 million of incremental costs expected to be incurred in 2024 in connection with wildfire mitigation efforts. As of the date of this report, the OPUC's decisions regarding the authorization to defer incremental WMP costs for both 2024 and 2025 are pending.

In February 2025, Idaho Power filed its 2025 WMP with the IPUC, along with an application requesting authorization to defer for future recovery an estimated $23.2 million of newly identified incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the IPUC's decision is pending.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$449,313	$442,631	$860,456	$860,528
Alternative revenue programs and other revenues	359	7,188	21,169	37,590
Total electric utility operating revenues	$449,672	$449,819	$881,625	$898,118

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Retail revenues:
Residential (includes $(2,876) $(2,102), $(5,069), and $(2,789), respectively, related to the FCA)(1)	$149,355	$145,763	$340,060	$330,062
Commercial (includes $(36) and $(38), $(80), and $(92), respectively, related to the FCA)(1)	94,652	96,012	192,504	190,709
Industrial	64,840	66,876	133,446	132,082
Irrigation	92,370	80,771	93,482	81,809
Deferred revenue related to HCC relicensing AFUDC(2)	(1,930)	(1,948)	(3,993)	(4,031)
Total retail revenues	399,287	387,474	755,499	730,631
Less: FCA mechanism revenues(1)	2,912	2,140	5,149	2,881
Wholesale energy sales	15,376	20,744	34,924	58,813
Transmission wheeling-related revenues	16,325	16,561	35,768	40,723
Energy efficiency program revenues	6,115	7,126	11,348	11,416
Other revenues from contracts with customers	9,298	8,586	17,768	16,064
Total revenues from contracts with customers	$449,313	$442,631	$860,456	$860,528
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

The table below presents the FCA mechanism revenues and other revenues for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
FCA mechanism revenues	$(2,912)	$(2,140)	$(5,149)	$(2,881)
Derivative revenues	3,271	9,328	26,318	40,471
Total alternative revenue programs and other revenues	$359	$7,188	$21,169	$37,590

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
Balance at beginning of period	$5,071	$4,869
Additions to the allowance	1,431	551
Write-offs, net of recoveries	(1,920)	(1,776)
Balance at end of period	$4,582	$3,644
Allowance for uncollectible accounts as a percentage of customer receivables	3.5%	2.8%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 3, 2025, Idaho Power repaid $19.9 million in aggregate principal amount of maturing variable rate American Falls bonds.

On March 13, 2025, Idaho Power issued $400 million in aggregate principal amount of 5.70% first mortgage bonds, secured medium-term notes, Series O, maturing on March 15, 2055.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At June 30, 2025, $500 million remained available for debt issuance under the regulatory orders.

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

The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2025, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.1 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of June 30, 2025, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds under that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2025, IDACORP issued an aggregate of 70,620 shares of common stock using original issuances of shares. IDACORP granted 82,344 restricted stock unit awards and issued 35,319 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 9,273 shares of common stock to members of the board of directors. IDACORP issued 26,028 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

Equity Forward Sale Agreements: On May 8, 2025, IDACORP announced a registered public offering of 4,504,505 shares of its common stock at a public offering price of $111.00 per share, for an aggregate amount of $500.0 million. In conjunction with this offering, underwriters exercised an option to purchase 675,675 additional shares for an additional aggregate amount of $75.0 million. The 5,180,180 shares were sold by IDACORP to the underwriters under FSAs, which provide for settlement on a settlement date or dates to be specified at IDACORP’s discretion, but which is expected to occur on or prior to November 9, 2026. The forward sale price was initially $107.67 per share and is subject to certain adjustments in accordance with the terms of the FSAs through the date or dates of settlement.

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

At June 30, 2025, IDACORP could have settled the FSAs with physical delivery of 5,180,180 shares of common stock to the counterparty in exchange for cash of $560.4 million. The FSAs could have also been settled at June 30, 2025, with delivery of approximately $36.4 million of cash or approximately 316,687 shares of common stock to the counterparty, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. During the three months and six months ended June 30, 2025, IDACORP did not issue common stock pursuant to the EDA.

During the six months ended June 30, 2025, IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 452,256 shares of IDACORP’s common stock at an aggregate gross sales price of $52.2 million, including approximately $0.7 million in commissions and fees to the counterparties payable by IDACORP when the FSAs are settled. IDACORP did not execute any FSAs under its ATM offering program during the three months ended June 30, 2025. At June 30, 2025, $155.5 million in shares of IDACORP’s common stock remained available for issuance through its ATM offering program.

At June 30, 2025, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Latest Settlement Date	Shares	Net Proceeds Available	Forward Price
November 12, 2025	500,000	$57,063	$114.13
December 31, 2025	301,914	34,765	115.15
March 31, 2026	198,086	22,751	114.85
March 31, 2026	254,170	28,924	113.80
Total / Weighted Average Forward Price	1,254,170	$143,503	$114.42

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

At June 30, 2025, IDACORP could have settled all its outstanding FSAs under the ATM offering program with physical delivery of 1,254,170 shares of common stock to the counterparty in exchange for cash of $143.5 million. At June 30, 2025, IDACORP could have settled the FSAs with net receipt from various counterparties of approximately $1.5 million of cash or approximately 13,244 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Shares Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and six months ended June 30, 2025, approximately 186,000 and 89,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. For the three months and six months ended June 30, 2024, approximately 66,000 and 52,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2025, the leverage ratios for IDACORP and Idaho Power were 52 percent and 54 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.1 billion, respectively, at June 30, 2025. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2025, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2025, Idaho Power's common equity capital was 46 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and six months ended June 30, 2025 and 2024 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to IDACORP, Inc.	$95,781	$89,520	$155,428	$137,693
Denominator:
Weighted-average common shares outstanding - basic	54,159	52,170	54,135	51,467
Effect of dilutive securities(1)	221	66	114	52
Weighted-average common shares outstanding - diluted	54,380	52,236	54,249	51,519
Basic earnings per share	$1.77	$1.72	$2.87	$2.68
Diluted earnings per share	$1.76	$1.71	$2.87	$2.67
(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2025, Idaho Power entered into an agreement to acquire and own certain equipment and to receive related technical services, which increased Idaho Power's contractual purchase obligations by approximately $127.8 million through the first half of 2029.

Except as disclosed above, during the six months ended June 30, 2025, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2024 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $51.9 million at June 30, 2025, representing IERCo's one-third share of BCC's total reclamation obligation of $155.6 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2025, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2025, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

9. LEASES

Recognition of Lease Assets and Liabilities

A lease exists when an arrangement allows the lessee to control the use of an identified asset for a stated period in exchange for payments. Idaho Power determines if an arrangement is a lease and its classification at the lease commencement date. All leases must be recognized as a lease right-of-use (ROU) asset and a lease liability on the balance sheet of the lessee. The ROU asset represents the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Idaho Power has elected the practical expedient to not separate non-lease components from lease components and instead account for both as a single lease component.

Lease ROU assets and lease liabilities are estimated and recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. Variable lease payments are expensed as incurred. If the lease does not provide an implicit rate, Idaho Power uses its collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of fixed lease payments. The implicit rate is used when it is readily determinable. The lease ROU asset also includes, if any, lease payments made prior to the commencement date and excludes lease incentives. Idaho Power recovers 100 percent of the Idaho-jurisdiction portion of lease payments on all existing arrangements classified as finance leases through the PCA, and recovers the Oregon-jurisdiction portion of lease payments through the APCU. Idaho Power recognizes lease expenses consistent with regulatory cost recovery, so lease expenses in excess of amounts recovered through the PCA and APCU are deferred as a regulatory asset.

Finance Leases

Finance leases are included in finance lease ROU assets, other current liabilities, and finance lease liabilities recognized on the condensed consolidated balance sheets upon the lease commencement date. Amortization of the lease ROU asset is included in depreciation and amortization, and the interest expense associated with the finance lease liabilities is included in interest on long-term debt and finance leases on the condensed consolidated statements of income. Variable lease payments are not recognized on the condensed consolidated balance sheets and are recorded as incurred in other O&M expense on the condensed consolidated statements of income, and in operating activities in the condensed consolidated statements of cash flows. Idaho Power’s finance lease ROU assets and liabilities relate to the lease discussed below.

Kuna BESS: On April 26, 2023, Idaho Power executed an Energy Storage Agreement with Kuna BESS LLC to utilize the storage capacity of a 150 MW battery storage facility over a 20-year term. The term began May 19, 2025, and has been classified as a finance lease.

The following table provides a summary of the components of total lease cost included in the condensed consolidated statements of income for the three months and six months ended June 30, 2025 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$729	$729
Interest on lease liabilities (Interest on long-term debt and finance leases)(1)	1,654	1,654
Total finance lease cost	2,383	2,383
Variable lease cost (Other O&M)	165	165
Total lease cost	$2,548	$2,548
(1) Included in operating activities in the condensed consolidated statements of cash flows as cash paid for amounts included in the measurement of lease liabilities.

The following table presents the classification of certain lease amounts included in the condensed consolidated balance sheets as of June 30, 2025 (in thousands):

June 30, 2025
Finance leases:
Other current liabilities	$5,974

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2025:

June 30, 2025
Finance leases:
Weighted average remaining lease term	19.88 years
Weighted average discount rate	6.17%

The following table presents the maturities of future fixed lease payments and a reconciliation of undiscounted cash flows to lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2025 (in thousands):

Finance Leases
2025	$9,965
2026	19,751
2027	19,751
2028	19,751
2029	19,751
Thereafter	303,657
Total future fixed lease payments(1)	392,626
Less: amounts representing interest	(166,738)
Total present value of lease liabilities	$225,888
(1) The aggregate amount of future fixed lease payments represented above, and future variable lease payments, were disclosed as a purchase obligation in Note 9 - "Commitments" to the consolidated financial statements included in the 2024 Annual Report.

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

11. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2025 and 2024 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$7,858	$8,183	$293	$263	$167	$185	$8,318	$8,631
Interest cost	13,867	12,794	1,410	1,333	744	721	16,021	14,848
Expected return on plan assets	(17,234)	(16,830)	—	—	(443)	(461)	(17,677)	(17,291)
Amortization of prior service cost	1	62	56	55	343	387	400	504
Amortization of net loss	—	—	172	327	(443)	(352)	(271)	(25)
Net periodic benefit cost	4,492	4,209	1,931	1,978	368	480	6,791	6,667
Regulatory deferral of net periodic benefit cost(1)	(4,265)	(4,025)	—	—	—	—	(4,265)	(4,025)
Previously deferred pension costs recognized(1)	8,795	8,795	—	—	—	—	8,795	8,795
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,022	$8,979	$1,931	$1,978	$368	$480	$11,321	$11,437
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $9.8 million and $9.5 million, respectively, were recognized in "Other operations and maintenance" and $1.5 million and $1.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2025 and 2024.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2025 and 2024 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$15,715	$16,367	$586	$526	$336	$349	$16,637	$17,242
Interest cost	27,734	25,587	2,820	2,666	1,487	1,412	32,041	29,665
Expected return on plan assets	(34,469)	(33,660)	—	—	(893)	(916)	(35,362)	(34,576)
Amortization of prior service cost	3	124	111	110	687	774	801	1,008
Amortization of net loss	—	—	345	655	(883)	(747)	(538)	(92)
Net periodic benefit cost	8,983	8,418	3,862	3,957	734	872	13,579	13,247
Regulatory deferral of net periodic benefit cost(1)	(8,562)	(8,051)	—	—	—	—	(8,562)	(8,051)
Previously deferred pension costs recognized(1)	17,591	17,591	—	—	—	—	17,591	17,591
Net periodic benefit cost recognized for financial reporting(1)(2)	$18,012	$17,958	$3,862	$3,957	$734	$872	$22,608	$22,787
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $19.6 million and $18.8 million, respectively, were recognized in "Other operations and maintenance" and $3.0 million and $4.0 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2025 and 2024.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2025, and during the six months ended June 30, 2025, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million during 2025 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and six months ended June 30, 2025 and 2024 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
Financial swaps	Operating revenues	$243	$2,609	$289	$3,621
Financial swaps	Purchased power	50	(1,478)	(980)	(525)
Financial swaps	Fuel expense	(536)	(1,127)	(12,736)	(25,185)
Forward contracts	Operating revenues	25	272	391	1,278
Forward contracts	Purchased power	(25)	(690)	(470)	(1,681)
Forward contracts	Fuel expense	(228)	—	(831)	(221)
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

Credit Risk

At June 30, 2025, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2025, was $25.6 million. As of June 30, 2025, Idaho Power posted $14.5 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2025, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $26.0 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2025, and December 31, 2024 (in thousands):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2025
Current:
Financial swaps	Other current assets	$10,125	$(6,616)		$3,509	$6,616	$(6,616)		$—
Financial swaps	Other current liabilities	696	(696)		—	4,494	(1,696)	(1)	2,798
Forward contracts	Other current assets	5	—		5	—	—		—
Forward contracts	Other current liabilities	—	—		—	987	—		987
Long-term:
Financial swaps	Other assets	6,057	(461)		5,596	461	(461)		—
Forward contracts	Other liabilities	—	—		—	10,786	—		10,786
Total		$16,883	$(7,773)		$9,110	$23,344	$(8,773)		$14,571

December 31, 2024
Current:
Financial swaps	Other current liabilities	3,072	(3,072)		—	18,092	(14,931)	(2)	3,161
Forward contracts	Other current liabilities	—	—		—	1,291	—		1,291
Long-term:
Financial swaps	Other assets	1,939	(1,939)	(3)	—	409	(409)		—
Financial swaps	Other liabilities	177	(177)		—	1,019	(177)		842
Forward contracts	Other liabilities	—	—		—	10,965	—		10,965
Total		$5,188	$(5,188)		$—	$31,776	$(15,517)		$16,259
(1) Current liability derivative amounts offset include $1.0 million of collateral receivable at June 30, 2025.
(2) Current liability derivative amounts offset include $11.9 million of collateral receivable at December 31, 2024.
(3) Long-term asset derivative amounts offset include $1.5 million of collateral payable at December 31, 2024.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2025 and 2024 (in thousands of units):

		June 30,
Commodity	Units	2025	2024
Electricity purchases	MWh	218	438
Electricity sales	MWh	17	57
Natural gas purchases	MMBtu	114,818	37,185
Natural gas sales	MMBtu	—	620

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2025.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024 (in thousands).

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$138,550	$—	$—	$138,550	$146,308	$—	$—	$146,308
Idaho Power	272,495	—	—	272,495	158,999	—	—	158,999
Derivatives	9,105	5	—	9,110	—	—	—	—
Equity securities	37,061	—	—	37,061	39,772	—	—	39,772
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	5,614	—	—	—	4,099
Liabilities:
Derivatives	2,798	11,773	—	14,571	4,003	12,256	—	16,259
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value as of June 30, 2025, and December 31, 2024, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$2,155	$2,155	$2,155	$2,155
Held-to-maturity securities(1)(2)	32,937	31,091	32,151	29,428
Liabilities:
Long-term debt (including current portion)(1)	3,446,970	3,275,420	3,073,662	2,807,803
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$32,937	$31,091	$32,151	$29,428
Liabilities:
Long-term debt (including current portion)(1)	3,446,970	3,275,420	3,073,662	2,807,803
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 13 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $1.8 million and $2.7 million as of June 30, 2025, and December 31, 2024, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of June 30, 2025, and December 31, 2024.

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

IDACORP’s and Idaho Power’s chief operating decision maker is regularly provided with segment expense information for utility operations at the same level of detail as presented in Idaho Power’s condensed consolidated statements of income.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2025:
Revenues	$449,672	$1,208	$—	$450,880
Depreciation and amortization	61,128	—	—	61,128
Other income, net	18,438	113	—	18,551
Interest income including carrying charges on regulatory assets	9,533	2,706	(752)	11,487
Earnings of unconsolidated equity-method investments	504	802	—	1,306
Interest expense	42,385	839	(752)	42,472
Income tax (benefit) expense	(6,747)	66	—	(6,681)
Net income attributable to IDACORP, Inc.	92,838	2,943	—	95,781
Expenditures for long-lived assets	333,261	44	—	333,305
Total assets as of June 30, 2025	9,676,299	340,988	(81,406)	9,935,881
Three months ended June 30, 2024:
Revenues	$449,819	$1,220	$—	$451,039
Depreciation and amortization	54,732	—	—	54,732
Other income (expense), net	16,556	(70)	—	16,486
Interest income including carrying charges on regulatory assets	8,406	1,734	(802)	9,338
Earnings of unconsolidated equity-method investments	478	799	—	1,277
Interest expense	32,381	884	(802)	32,463
Income tax expense (benefit)	8,472	(409)	—	8,063
Net income attributable to IDACORP, Inc.	87,388	2,132	—	89,520
Expenditures for long-lived assets	345,842	82	—	345,924
Six months ended June 30, 2025:
Revenues	$881,625	$1,713	$—	$883,338
Depreciation and amortization	120,913	—	—	120,913
Other income (expense), net	36,004	(238)	—	35,766
Interest income including carrying charges on regulatory assets	18,574	5,759	(1,514)	22,819
Earnings of unconsolidated equity-method investments	1,154	870	—	2,024
Interest expense	79,224	1,761	(1,514)	79,471
Income tax (benefit) expense	(19,405)	258	—	(19,147)
Net income attributable to IDACORP, Inc.	150,966	4,462	—	155,428
Expenditures for long-lived assets	534,500	129	—	534,629
Six months ended June 30, 2024:
Revenues	$898,118	$1,857	$—	$899,975
Depreciation and amortization	108,745	—	—	108,745
Other income (expense), net	30,570	(133)	—	30,437
Interest income including carrying charges on regulatory assets	19,124	3,144	(1,564)	20,704
Earnings of unconsolidated equity-method investments	1,095	807	—	1,902
Interest expense	65,114	1,729	(1,564)	65,279
Income tax expense (benefit)	3,441	(924)	—	2,517
Net income attributable to IDACORP, Inc.	134,690	3,003	—	137,693
Expenditures for long-lived assets	605,814	88	—	605,902

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months and six months ended June 30, 2025 and 2024 (in thousands). Items in parentheses indicate charges to AOCI.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Defined benefit pension items
Balance at beginning of period	$(13,652)	$(16,900)	$(13,592)	$(17,184)
Other comprehensive income before reclassification	—	—	(229)	—
Amounts reclassified out of AOCI	171	284	340	568
Balance at end of period	$(13,481)	$(16,616)	$(13,481)	$(16,616)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and six months ended June 30, 2025 and 2024 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization of defined benefit pension items(1)
Prior service cost	$56	$55	$111	$110
Net loss	172	327	345	655
Total before tax	228	382	456	765
Tax benefit(2)	(57)	(98)	(116)	(197)
Total reclassification for the period, net of tax	$171	$284	$340	$568
(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

16. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and six months ended June 30, 2025 and 2024 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$2,107,583	$1,996,313	$2,096,151	$1,991,319
Net income	92,838	87,388	150,966	134,690
Dividends to parent	(46,766)	(42,337)	(93,462)	(84,645)
Balance at end of period	$2,153,655	$2,041,364	$2,153,655	$2,041,364

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2025, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2025, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 31, 2025

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2024 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2025 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In May 2025, Idaho Power filed a general rate case in Idaho, requesting $199.1 million in additional Idaho-jurisdiction annual revenues. This filing is more fully described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. The IPUC's decision in this matter is pending.
•Idaho Power continues to experience and forecast positive customer growth in its service area. During the first six months of 2025, Idaho Power's customer count grew by over 7,500 customers and for the twelve months ended June 30, 2025, the customer growth rate was 2.5 percent.
•To help meet growing capacity and energy needs in 2027 and beyond, Idaho Power entered into the following transactions in February 2025, which as of the date of this report remain subject to regulatory approval:
◦an agreement to purchase the output of a 100MW solar facility, coupled with a 100 MW battery energy storage agreement, with a scheduled online date of June 2027; and
◦an agreement to acquire an ownership interest in 250 MW and for rights to an additional 250 MW of northbound capacity on SWIP-N, a planned 285-mile high-voltage transmission line.
•During the second quarter of 2025, several key projects achieved notable milestones, underscoring significant progress towards Idaho Power addressing peak capacity and energy needs in 2025 and beyond:
◦construction began on the B2H transmission line, with an expected in-service date of late-2027;
◦a 20-year agreement for Idaho Power to utilize storage capacity from a third-party 150 MW battery storage facility commenced, with the facility fully operational;
◦80 MW of company-owned battery storage facilities came on-line; and
◦the IPUC approved Idaho Power's application for approval of a 35-year PPA with Jackalope Wind, LLC and for a CPCN for the Jackalope Wind Project, which could be online as early as 2027 if certain conditions are satisfied, and provide a combined capacity of 600 MW of generation.
•In June 2025, Idaho Power filed with the Idaho and Oregon public utility commission its 2025 IRP, its forecast of load and resources for the next 20 years, including the preferred portfolio of resources necessary to meet predicted demands.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months and six months ended June 30, 2025 and 2024 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Idaho Power net income	$92,838	$87,388	$150,966	$134,690
Net income attributable to IDACORP, Inc.	$95,781	$89,520	$155,428	$137,693
Weighted average outstanding shares – diluted	54,380	52,236	54,249	51,519
IDACORP, Inc. earnings per diluted share	$1.76	$1.71	$2.87	$2.67

The table below provides a reconciliation of net income attributable to IDACORP for the three months and six months ended June 30, 2025, from the same periods in 2024 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2024		$89.5		$137.7
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment mechanisms	8.8		20.3
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	6.0		11.8
Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms	5.5		4.6
Other O&M expenses	(11.1)		(18.2)
Depreciation and amortization expense	(6.4)		(12.2)
Other changes in operating revenues and expenses, net	(5.6)		(3.7)
(Decrease) Increase in Idaho Power operating income	(2.8)		2.6
Non-operating expense, net	(7.0)		(9.1)
Additional ADITC amortization	9.8		16.5
Income tax expense, excluding additional ADITC amortization	5.5		6.3
Total increase in Idaho Power net income		5.5		16.3
Other IDACORP changes (net of tax)		0.8		1.4
Net income attributable to IDACORP, Inc. - June 30, 2025		$95.8		$155.4

Net Income - Second Quarter 2025

IDACORP's net income increased $6.3 million for the second quarter of 2025 compared with the second quarter of 2024, due primarily to higher net income at Idaho Power.

A net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $8.8 million in the second quarter of 2025 compared with the second quarter of 2024. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. For more information on the 2024 Idaho Limited-Issue Rate Case, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report.

Customer growth increased operating income by $6.0 million in the second quarter of 2025 compared with the second quarter of 2024, as the number of Idaho Power customers grew by approximately 16,000, or 2.5 percent, during the twelve months ended June 30, 2025. Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $5.5 million in the second quarter of 2025 compared with the second quarter of 2024. Irrigation usage per customer increased most significantly, as lower precipitation in the second quarter of 2025 compared with the second quarter of 2024 led irrigation customers to use more energy for operating irrigation pumps.

Other O&M expenses in the second quarter of 2025 were $11.1 million higher than the second quarter of 2024. This increase was primarily driven by higher variable employee costs based on the expected achievement level of performance-based targets, as well as inflationary pressures on labor-related costs, professional services, and an increase in wildfire mitigation program and related insurance expenses.

Depreciation and amortization expense increased $6.4 million in the second quarter of 2025 compared with the second quarter of 2024, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through the amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, decreased operating income by $5.6 million in the second quarter of 2025 compared with the second quarter of 2024, due primarily to the timing of recording and adjusting regulatory accruals and deferrals during the second quarter of 2024 that did not reoccur in 2025. This was partially offset by a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms, which increased operating income compared with the second quarter of 2024.

Non-operating expense, net, increased $7.0 million in the second quarter of 2025 compared with the second quarter of 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. Interest on a new finance lease also contributed to the increase compared with the second quarter of 2024. This increase was partially offset by an increase in AFUDC in the second quarter of 2025 compared with the second quarter of 2024, as the average construction work in progress balance was higher. In addition, interest income increased due to higher cash and cash equivalent balances in the second quarter of 2025 compared with the second quarter of 2024.

The decrease in income tax expense was principally the result of an increase in additional ADITC amortization and variances in flow-through tax adjustments. Based on Idaho Power's current expectations of full-year 2025 financial results, Idaho Power recorded $17.2 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the second quarter of 2025, compared with $7.5 million of additional ADITC amortization during the same period in 2024.

Net Income - Year-To-Date 2025

IDACORP's net income increased $17.7 million for the first six months of 2025 compared with the first six months of 2024, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $20.3 million in the first six months of 2025 compared with the first six months of 2024. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case.

Customer growth increased operating income by $11.8 million in the first six months of 2025 compared with the first six months of 2024. Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms, increased operating income by $4.6 million in the first six months of 2025 compared with the first six months of 2024. Irrigation usage per customer increased most significantly, as lower precipitation in the first six months of 2025 compared with the first six months of 2024 led irrigation customers to use more energy for operating irrigation pumps. An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $2.3 million.

Total other O&M expenses in the first six months of 2025 were $18.2 million higher than the first six months of 2024. This increase was primarily driven by higher variable employee costs based on the expected achievement level of performance-based targets, as well as inflationary pressures on labor-related costs, professional services, and an increase in wildfire mitigation program and related insurance expenses. In addition, a decrease in grant funding received for maintenance work in the first six months of 2025 increased other O&M expenses as compared to the first six months of 2024.

Depreciation and amortization expense increased $12.2 million for the first half of 2025 compared with the first half of 2024, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through the amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, decreased operating income by $3.7 million in the first six months of 2025 compared with the first six months of 2024, due primarily to the timing of recording and adjusting of regulatory accruals and deferrals during the first half of 2024 that did not reoccur in 2025. This was partially offset by a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms, which increased operating income compared with the second quarter of 2024.

Non-operating expense, net, increased $9.1 million in the first six months of 2025 compared with the first six months of 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. Interest on a new finance lease also contributed to the increase compared with the first six months of 2024. This increase was partially offset by an increase in AFUDC in the first six months of 2025 compared with the first six months of 2024, as the average construction work in progress balance was higher. In addition, interest income increased due to higher cash and cash equivalent balances in the first six months of 2025 compared with the first six months of 2024.

The decrease in income tax expense was principally the result of an increase in additional ADITC amortization and variances in flow-through tax adjustments. Based on Idaho Power's current expectations of full-year 2025 financial results, Idaho Power recorded $36.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first six months of 2025, compared with $20.0 million of additional ADITC amortization during the same period in 2024.

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

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, in May 2025 Idaho Power filed a general rate case in Idaho. Idaho Power expects the processing of a general rate case would span at least seven months before new rates would be in effect.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H, GWW, and SWIP-N projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company continues a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power is pursuing timely inclusion of completed capital projects into rate base as part of the 2025 general rate case filing and intends to continue to do so in future general rate cases or other appropriate regulatory proceedings.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended June 30, 2025, Idaho Power's customer count grew by 2.5 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power filed its 2025 IRP, its 20-year forecast of load and power supply resource options, with the IPUC and OPUC in June 2025. Included in the below table are the load forecast assumptions the company used in the 2025 IRP and, for comparison purposes, the analogous average annual growth rates Idaho Power used in the prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2025 IRP	8.3%	5.1%	2.7%	1.9%
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%

Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, the obligation to maintain a safe and reliable system, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H, GWW, and SWIP-N transmission projects, along with other capacity, energy, and transmission resource procurements, described in "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2025, Idaho Power expects generation from its hydropower resources to be in the range of 7.0 million to 8.0 million MWh, compared with actual generation of 7.2 million MWh in 2024 and a 30-year average annual total of approximately 7.7 million MWh.

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

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its North Valmy plant, ceasing participation in coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of the two units at the North Valmy plant in 2026 and the remaining two units at the Jim Bridger plant in 2030. Units 1 and 2 at the Jim Bridger plant were successfully converted to natural gas in the second quarter of 2024. In June 2024, Idaho Power executed an agreement with its co-owner to facilitate the planned conversion of the two units at the North Valmy plant from coal to natural gas by mid-2026.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest health. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has developed and adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report and the condensed consolidated financial statements included in this report. In July 2025, the Idaho Wildfire Standard of Care Act became effective. Once the IPUC establishes the schedule for submission of WMPs under the Act, Idaho Power plans to file a new Idaho-specific WMP with the IPUC in accordance with that schedule.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and six months ended June 30, 2025. In this analysis, the results for the three months and six months ended June 30, 2025, are compared with the same periods in 2024.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Retail energy sales	4,099	3,903	7,822	7,502
Wholesale energy sales	598	825	1,037	1,229
Energy sales bundled with renewable energy credits	75	272	615	959
Total energy sales	4,772	5,000	9,474	9,690
Hydropower generation	2,144	2,661	4,268	4,410
Steam generation(1)	462	301	1,136	816
Natural gas and other generation	753	512	1,527	1,561
Total system generation	3,359	3,474	6,931	6,787
Purchased power	1,732	1,823	3,208	3,527
Line losses	(319)	(297)	(665)	(624)
Total energy supply	4,772	5,000	9,474	9,690
(1) "Steam generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

Weather-related information for Boise, Idaho, for the three months and six months ended June 30, 2025 and 2024, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Normal (2)	2025	2024	Normal (2)
Heating degree-days(1)	566	640	685	2,982	2,904	3,087
Cooling degree-days(1)	281	272	188	281	272	188
Precipitation (inches)	1.4	4.4	3.4	6.5	10.9	7.2
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

Sales Volume and Generation: Retail sales volumes increased 5 percent and 4 percent in the second quarter and first six months of 2025, respectively, compared with the same periods in 2024, primarily due to growth in the number of Idaho Power customers and an increase in usage per irrigation customer. The number of Idaho Power customers grew by 2.5 percent over the prior twelve months, and lower precipitation in the second quarter of 2025, compared with the second quarter of 2024, led irrigation customers to operate irrigation pumps more frequently, contributing to the higher volumes. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation decreased 3 percent for the second quarter of 2025 compared with the second quarter of 2024, due primarily to lower hydropower generation, offset partially by an increase in steam and natural gas generation. Total system generation increased 2 percent in the first six months of 2025 compared with the same period in 2024, which consists of an increase in steam generation, partially offset by decreased hydropower generation and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and six months ended June 30, 2025 and 2024, and the number of customers as of June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Retail revenues:
Residential (includes $(2,876), $(2,102), $(5,069), and $(2,789), respectively, related to the FCA)(1)	$149,355	$145,763	$340,060	$330,062
Commercial (includes $(36), $(38), $(80), and $(92), respectively, related to the FCA)(1)	94,652	96,012	192,504	190,709
Industrial	64,840	66,876	133,446	132,082
Irrigation	92,370	80,771	93,482	81,809
Deferred revenue related to HCC relicensing AFUDC(2)	(1,930)	(1,948)	(3,993)	(4,031)
Total retail revenues	$399,287	$387,474	$755,499	$730,631
Volume of retail sales (MWh)
Residential	1,270	1,231	2,972	2,855
Commercial	1,036	1,016	2,111	2,080
Industrial	898	890	1,832	1,791
Irrigation	895	766	907	776
Total retail MWh sales	4,099	3,903	7,822	7,502
Number of retail customers at period end
Residential	553,665	538,970
Commercial	80,363	79,060
Industrial	148	139
Irrigation	22,597	22,526
Total customers	656,773	640,695
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

Retail revenues increased $11.8 million and $24.8 million during the second quarter and first six months of 2025, respectively, compared with the same periods in 2024. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms, increased retail revenues by $8.8 million and $20.3 million, respectively, for the three months and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $15.1 million and $23.4 million, in the second quarter and first six months of 2025, respectively, compared with the same periods of 2024. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.5 percent during the twelve months ended June 30, 2025, increased retail revenues by $7.2 million and $18.0 million in the second quarter and first six months of 2025, respectively, compared with the same periods of 2024.
•Usage: Higher usage (on a per customer basis), primarily related to irrigation customers, increased retail revenues by $11.7 million and $12.2 million in the second quarter and first six months of 2025 compared with the same periods of 2024. Drier summer weather in June 2025 led to a 15 percent increase in energy usage per irrigation customer to operate irrigation pumps during the second quarter of 2025 compared with the same period in 2024. Also, residential usage per customer increased, but the increase was offset by a decrease in industrial usage per customer.
•FCA Mechanism: An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $0.8 million and $2.3 million in the second quarter and first six months of 2025, respectively, compared with the same periods in 2024.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months and six months ended June 30, 2025 and 2024 (in thousands, except for revenue per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Wholesale energy revenues	$15,376	$20,744	$34,924	$58,813
Wholesale MWh sold	598	825	1,037	1,229
Wholesale energy revenues per MWh	$25.71	$25.14	$33.68	$47.85

In the second quarter and the first six months of 2025, wholesale energy revenues decreased $5.4 million and $23.9 million, respectively, compared with the same periods of 2024, due primarily to decreased wholesale energy volumes sold. Also, wholesale energy prices were lower during the first six months of 2025 compared with 2024 as more moderate winter weather resulted in lower power prices in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and six months ended June 30, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Purchased power expense	$88,777	$95,383	$162,887	$207,282
MWh purchased	1,732	1,823	3,208	3,527
Average cost per MWh	$51.26	$52.32	$50.78	$58.77

Purchased power expense decreased $6.6 million, or 7 percent, and $44.4 million, or 21 percent, during the second quarter and first six months of 2025, respectively, compared with the same periods of 2024, primarily due to lower wholesale energy market prices in the region. Also, increased system generation led to a decrease in total MWh purchased to serve load of 5 percent and 9 percent for the second quarter and first six months of 2025, respectively, compared with the same periods of 2024.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and six months ended June 30, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fuel Expense
Steam(1)	$16,815	$12,814	$47,732	$41,409
Natural gas(2)	18,030	9,885	56,514	73,531
Total fuel expense	$34,845	$22,699	$104,246	$114,940
MWh generated
Steam(1)	462	301	1,136	816
Natural gas(2)	753	512	1,527	1,561
Total MWh generated	1,215	813	2,663	2,377
Average cost per MWh - Steam	$36.40	$42.57	$42.02	$50.75
Average cost per MWh - Natural gas	$23.94	$19.31	$37.01	$47.11
Weighted average, all sources	$28.68	$27.92	$39.15	$48.36

(1) "Steam" is composed of expenses and generation from steam plants that are fueled by only coal or by both coal and natural gas.
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

Fuel expense increased $12.1 million, or 54 percent, in the second quarter of 2025, but decreased $10.7 million, or 9 percent, in the first six months of 2025 compared with the same periods of 2024. The increase in fuel expense in the second quarter of 2025 compared with the second quarter of 2024 was primarily due to a 19 percent decrease in hydroelectric generation, which increased Idaho Power's utilization of steam and natural gas generation to serve load. The decrease in fuel expense in the first six months of 2025 compared with the same period of 2024, was primarily due to a 19 percent decrease in the total average cost per MWh from all sources and partially offset by a 12 percent increase in MWh generated from steam and natural gas generation.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the second quarters of 2025 and 2024, and the first six months of 2025 and 2024, losses on financial gas hedges of $0.5 million and $1.0 million, and $12.7 million and $25.1 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases, battery storage leases, and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023 PCA deferral balance over a two-year period from June 1, 2023 to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and six months ended June 30, 2025 and 2024 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Idaho power supply cost accrual	$19,493	$32,599	$48,937	$33,521
Oregon power supply cost accrual (deferral)	863	2,881	(1,794)	2,353
Amortization of prior year authorized balances	8,221	23,676	29,119	45,645
Total power cost adjustment (income statement)	$28,577	$59,156	$76,262	$81,519

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the second quarter and first six months of 2025, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses increased $11.1 million and $18.2 million in the second quarter and first six months of 2025, respectively, compared with the same periods of 2024, primarily driven by an increase in wildfire mitigation program and related insurance expenses, higher variable employee costs based on the expected achievement level of performance-based targets, as well as inflationary pressures on labor-related costs, professional services, and software costs. In addition, a decrease in grant funding received for maintenance work in the first six months of 2025 increased other O&M expenses as compared to the first six months of 2024.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $21.7 million and $22.8 million, respectively, for the six months ended June 30, 2025, when compared with the same period in 2024. This was primarily due to increased ADITC amortization resulting from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report, and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of July 25, 2025, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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

•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of July 25, 2025, would have been approximately $144 million;
•IDACORP's FSAs, independent of the ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of July 25, 2025, would have been approximately $562 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $500 million remains available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the second half of 2025. IDACORP may discontinue using original issuances of shares for these plans at any time.

During 2025, IDACORP executed FSAs under its ATM offering program with various counterparties at an aggregate gross sales price of $52 million. Additionally, IDACORP executed FSAs, independent of the ATM offering program, with various counterparties at an aggregate gross sales price of $575 million. For more detailed information about IDACORP's equity transactions, see below in this MD&A and Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2025, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	52%	54%
Equity	48%	46%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At June 30, 2025, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2025.

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

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2025, were $301 million and $298 million, respectively, an increase in cash flows from operations of $45 million for IDACORP and $41 million for Idaho Power, when compared with the same period in 2024. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first six months of 2025 when compared with the same period in 2024 were as follows:

•an $18 million and $16 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, increased IDACORP and Idaho Power operating cash flows by $16 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $12 million and $14 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled revenues decreased operating cash flows by $4 million for IDACORP and $6 million for Idaho Power;
◦the changes in prepayments increased operating cash flow by $11 million for IDACORP and Idaho Power, which was primarily due to the timing of insurance prepayments;
◦the changes in materials, supplies, and fuel stock increased operating cash flows by $35 million for IDACORP and Idaho Power, which was due to the timing of purchases and consumption of materials and supplies inventory at Idaho Power and coal at Idaho Power's jointly-owned coal-fired generating plants; and
◦the changes in other assets and liabilities decreased operating cash flows by $23 million for IDACORP and Idaho Power. This decrease was primarily related to a power purchase agreement security deposit and utility property removal cost and salvage activities.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2025, were $474 million and $464 million, respectively, decreasing cash outflow by $85 million for IDACORP and by $92 million for Idaho Power when compared with the same period in 2024. Investing cash outflows for 2025 and 2024 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Investing cash outflows were partially offset in 2025 and 2024 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2025, were $278 million and $279 million, respectively, an increase of $134 million and $163 million for IDACORP and Idaho Power, respectively, when compared with the same period in 2024. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from the issuance of first mortgage bonds, partially offset by the repayment of variable rate bonds and dividend payments. IDACORP and Idaho Power financing cash inflows for 2024 were primarily related to IDACORP's issuance of common stock and Idaho Power's receipt of a capital contribution from IDACORP, partially offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In March 2025, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $52 million. At June 30, 2025, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATM offering program was $145 million, and $155 million in shares of IDACORP’s common stock remained available for issuance. If IDACORP had elected to physically settle the FSAs under its ATM offering program as of July 25, 2025, by delivering shares of common stock, cash proceeds would have been approximately $144 million. IDACORP may settle the FSAs under its ATM offering program at any time, up to their respective maturity dates, of approximately one year following execution.

In May 2025, IDACORP executed FSAs, independent of the ATM offering program, with various counterparties at an aggregate gross sales price of $575 million. If IDACORP had elected to physically settle these FSAs as of July 25, 2025, by delivering shares of common stock, cash proceeds would have been approximately $562 million. IDACORP may settle these FSAs at any time, up to their maturity date of November 9, 2026.

Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At June 30, 2025, $500 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the condensed consolidated financial statements included in this report.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2025		December 31, 2024
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	—	—	(19,885)
Net balance available	$100,000	$400,000	$100,000	$380,115
(1) American Falls bonds that Idaho Power could have been required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties. The American Falls bonds were repaid in full on February 3, 2025.
(2) Holding company only.

On July 25, 2025, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding.

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $518 million during the six months ended June 30, 2025. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2025 (including amounts incurred to-date) through 2029 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, permitting, legal processes, regulatory determinations, inflationary pressures, macroeconomic conditions, tariffs, or other issues, including those described below.

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
•an energy and capacity market purchase agreement with an energy marketer, giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•a PPA for 300 MW of output from a planned third-party wind facility with a 35-year term; and
•four PPAs for the combined 745 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of three of these solar PPAs totaling 645 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program.

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

B2H Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, will provide transmission service to meet future resource needs. Idaho Power began construction in June 2025 and, based on the anticipated construction schedule, expects the transmission line will be in service by late 2027.

As more fully described in the 2024 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $503 million, including Idaho Power's AFUDC, on the B2H project through June 30, 2025. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $270 million in reimbursement as of June 30, 2025, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved.

In the separate State of Oregon permitting process, the state's Energy Facility Siting Council approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power received approval for two amendments to the site certificate to accommodate route changes, many of which are for the benefit of landowners along the route, and to enhance constructability. Both amendments were contested but upheld in subsequent judicial proceedings, which have been finalized. In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, two parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H. OPUC's case to address these complaints is in its initial stages and remains pending.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $500 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining material procurement and construction of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power's or its contractors' ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, tariffs, macroeconomic conditions, or other issues.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered into a joint funding agreement for permitting of the project.

The permitting phase of the GWW project was subject to review and approval of the Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In 2020 and 2024, PacifiCorp completed construction and commissioned segments of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Current permitting and pre-construction activities are focused on Segment 8, the section of line between the Hemingway substation and the Midpoint substation near Jerome, Idaho. Idaho Power's ownership interest in Segment 8 is 99 percent. Idaho Power expects the in-service date for this section of line or a portion of this section will be no earlier than 2028. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs including potentially modifying the ownership structure of a few segments of the project.

Idaho Power has expended approximately $77 million, including Idaho Power's AFUDC, for its share of the project through June 30, 2025. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and Segment 8 construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments, and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $615 million of Idaho Power's share of estimated costs (excluding AFUDC), based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, tariffs, macroeconomic conditions, or other issues.

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence as early as 2025 and take approximately two years to complete. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term.

Jackalope Wind Project: In October 2024, Idaho Power entered into agreements with a counterparty and certain of its affiliates to develop the Jackalope Wind Project, which consists of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of approximately 300 MW of generation to Idaho Power's system from a wind-powered generation facility located in Sweetwater County, Wyoming, and (ii) a co-located wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. The capital requirements table above includes Idaho Power's share of the estimated costs to develop and construct the project but does not include any of the expected costs of the PPA. The project is subject to certain conditions, including receipt of necessary approvals and permits. The economic structure of the project is dependent, in part, on the receipt of U.S. federal tax credits and could be impacted by federal tariffs. As of the date of this report, Idaho Power expects the Jackalope Wind Project could begin operations as early as 2027, subject to the conditions noted above.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2025, and during the six months ended June 30, 2025, Idaho Power made no contributions. Idaho Power is considering contributing up to $30 million in 2025 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the six months ended June 30, 2025, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Idaho Power's most recently concluded general rate case in Idaho was resolved by the IPUC's approval of the 2023 Settlement Stipulation in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. In 2024, Idaho Power also filed a limited-issue rate case in Idaho, the 2024 Idaho Limited-Issue Rate Case, which the IPUC resolved through its order issued in December 2024 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2025. In May 2025, Idaho Power filed a general rate case in Idaho, with rates to be effective on or after January 1, 2026. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information regarding the Idaho general rate case filing. Idaho Power's most recently concluded general rate case in Oregon was resolved by the OPUC's approval of settlement stipulations in September 2024 for rates that went into effect for Oregon-jurisdiction customers on October 15, 2024. Refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report for additional information relating to the 2023 Idaho general rate case, 2024 Idaho Limited-Issue Rate Case, and Oregon general rate case.

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

Notable Retail Rate or Revenue Changes

During 2025, Idaho Power received, or has filed applications requesting, orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2025	$94.8 million PCA decrease for the period from June 1, 2025 to May 31, 2026	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects a decrease in the balancing adjustment, which is due primarily to the completed recovery of the 2023 balancing adjustment, which was recovered over two years.
FCA - Idaho	New FCA rate became effective June 1, 2025	$39.8 million FCA decrease for the period from June 1, 2025 to May 31, 2026	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	New APCU rate became effective June 1, 2025	$1.8 million APCU decrease for the period from June 1, 2025 to May 31, 2026	The rate decrease reflects a decrease in expected net power supply expense for the March 2025 APCU forecast combined with an increase in normalized net power supply expense for the October 2024 APCU.
HCC - Idaho	Filed March 14, 2025; pending	$29.7 million annual increase, effective October 1, 2025	The requested adjustment is to increase cash collection of AFUDC associated with the HCC relicensing project.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

The 2018 Settlement Stipulation and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2025 Idaho ROE, in the second quarter and first six months of 2025, Idaho Power recorded $17.2 million and $36.5 million, respectively, in additional ADITC amortization under the settlement stipulations.

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

With the exception of power supply expenses incurred under PURPA, expenses under export credit mechanisms, battery storage leases, and certain demand response program costs that are passed through to customers substantially in full, the PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

The following table summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2025 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2024	$18.5	$(3.9)	$14.6
Current period net power supply costs (accrued) deferred	(48.9)	1.8	(47.1)
Prior amounts (collected) refunded through rates	(29.8)	0.6	(29.2)
Renewable energy credit sales	(19.6)	(0.8)	(20.4)
Interest and other	(0.8)	0.1	(0.7)
Balance at June 30, 2025	$(80.6)	$(2.2)	$(82.8)

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. The existing OATT rate in effect from October 1, 2024, to September 30, 2025, is $31.55 per kilowatt-year (kW-year) based on a net annual transmission revenue requirement of $137.9 million. In May 2025, Idaho Power publicly posted its 2025 draft transmission rate, reflecting a transmission rate of $32.34 per kW-year, to be effective for the period from October 1, 2025, to September 30, 2026. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's 2025 draft rate was based on a net annual transmission revenue requirement of $140.6 million.

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2025, which identified the need for significant resources to meet projected capacity deficits in the near-term.

In August 2024, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond. Idaho Power issued the RFP in August 2024 soliciting resources with a commercial operation date (COD) no later than April 1, 2028 (2028 bids), as well as bids with a COD after April 1, 2028. In March 2025, the OPUC acknowledged the final shortlist of 2028 bids in the RFP, subject to certain conditions. In July 2025, Idaho Power filed a request for acknowledgement from the OPUC for the final shortlist of bids with a COD after April 1, 2028 (2029 and beyond bids). Bids from Idaho Power are included in the final shortlist of 2029 and beyond bids. As of the date of this report, the OPUC's decision is pending.

In December 2024, Idaho Power filed an application with the IPUC for the Jackalope Wind Project, one of the bids from an RFP to procure resources for its anticipated energy and capacity needs in 2027. The Jackalope Wind Project consists of (i) a 35-

year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of 300 MW of generation to Idaho Power's system, and (ii) a wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. In its application, Idaho Power requested that the IPUC approve the PPA and grant a CPCN for the wind turbine generator power plant. In June 2025, the IPUC approved the PPA and granted the CPCN.

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

In March 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 20-year PPA with Crimson Orchard Solar LLC supplying 100 MW of output to Idaho Power, (2) approving the 20-year energy storage agreement (ESA) with Crimson Orchard Solar for 100 MW of dispatchable energy storage capacity, and (3) acknowledging the lease accounting necessary to facilitate the transaction and that the resulting expenses associated with both the PPA and the ESA are prudently incurred for ratemaking purposes. As of the date of this report, the case remains pending.

Large Customer Rate Proceedings

Brisbie, LLC (Brisbie) Data Center and Clean Energy Your Way Special Contract: In May 2023, the IPUC approved a special contract (Brisbie Special Contract) between Idaho Power and a large load customer, Brisbie, a wholly-owned subsidiary of Meta Platforms, Inc., for service to a new enterprise data center. The Brisbie Special Contract allows Idaho Power to procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie's facility. In November 2024, Idaho Power filed for IPUC approval of a PPA for Brisbie with a 320 MW solar project to be online as early as December 2027. Idaho Power will assign the cost and renewable attributes of the energy from the solar facility to Brisbie in accordance with the Brisbie Special Contract. In April 2025, the IPUC approved the PPA.

Micron Fab Special Contract: In December 2024, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for Micron Idaho Semiconductor Manufacturing (Triton) LLC, a subsidiary of Micron Technology, Inc. (Micron), for electric service for Micron's new memory manufacturing fabrication complex located in Boise. The special contract anticipates a significant increase in load on Idaho Power's system that will ramp over a number of years beginning in 2026. In July 2025, the IPUC set a procedural schedule for the case, including a technical hearing on October 28, 2025. As of the date of this report, the case remains pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2024 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the U.S. Fish and Wildlife Service and the National Marine Fisheries Service under section 7 of the ESA. In April 2025, the FERC issued an updated schedule for the supplemental EIS with target dates for issuance of the draft and final supplemental EIS of September 2025 and May 2026, respectively.

Relicensing costs of $516 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2025. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2025, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $262 million. As discussed above, in March 2025, Idaho Power filed an application with the IPUC to increase the annual cash collection of AFUDC associated with relicensing of the HCC project by $29.7 million. This application is still pending.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In 2018, the IPUC issued an order approving a settlement stipulation, in response to an earlier application by Idaho Power, recognizing that a total of $216.5 million in Idaho Power expenditures through year-end 2015 on relicensing of the HCC were prudently incurred, and therefore should be eligible for inclusion in customer rates at a later date.

American Falls Relicensing: In 2020, Idaho Power filed with the FERC a notice of intent to file an application to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW and FERC authorized installed capacity of 67.5 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. Idaho Power filed the final relicensing application with the FERC in February 2023. In September 2024, the Idaho Department of Environmental Quality issued a final CWA Section 401 water quality certification. The FERC released its environmental assessment in accordance with NEPA on January 16, 2025. Three parties commented on the environmental assessment, and Idaho Power has responded to those comments.

Idaho Power's previous license at American Falls expired in February 2025. In March 2025, the FERC issued Idaho Power an annual license on the same terms and conditions as its prior license. The annual license is effective until February 28, 2026, or until the FERC issues a new license for the American Falls facility. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2025.

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

EPA Proposed Regulatory Actions

In March 2025, the EPA announced a set of proposed regulatory actions relating to environmental laws and regulations, many of which will impact Idaho Power if they are implemented. The proposed regulatory actions relate to the following laws and regulations, among others: the EPA's 2009 endangerment finding regarding six greenhouse gases; the Clean Air Act Section 111 rulemaking for new and existing generation units (also known as the Clean Power Plan 2.0); the Mercury and Air Toxics Standards (MATS); the Greenhouse Gas Reporting Program; effluent limitations guidelines and standards for the Steam Electric Power Generating Industry; the National Ambient Air Quality Standards for Particulate Matter (PM2.5); the Regional Haze Program; the “Good Neighbor Plan” and related State Implementation Plans; the coal ash program; and the definition of "Waters of the United States," which impacts applicability of the CWA to certain wetlands and water bodies.

In June 2025, the EPA published proposed rules to repeal greenhouse gas emissions standards for fossil fuel-fired power plants and to repeal certain amendments to the MATS, including the revised filterable particulate matter (fPM) emission standard; the revised fPM emission standard compliance demonstration requirements; and the revised mercury emission standard for lignite-fired electric utility steam generating units. In July 2025, the EPA pre-published a proposed rule to reconsider the EPA's 2009 greenhouse gas endangerment finding. The proposed rules are subject to public comment and remain pending as of the date of this report. The EPA has not yet taken official action on any of the other items mentioned in its March 2025 announcement. Idaho Power will continue to actively monitor these proposals and any other pending or potential environmental regulations related to environmental matters that may have an impact on its future operations. Given uncertainties regarding the outcome and timing for these EPA proposals, Idaho Power is unable to estimate the impact on Idaho Power of any such proposals.

National Environmental Policy Act Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. The Council on Environmental Quality (CEQ) under previous Presidential Administrations had issued guidance to federal agencies in issuing their own regulations regarding the implementation of NEPA for projects under their jurisdiction. However, the CEQ issued an interim final rule in February 2025 to remove all CEQ NEPA implementing regulations. The interim final rule became effective on April 11, 2025.

In addition, the U.S. Supreme Court clarified in the Seven County Infrastructure Coalition v. Eagle County, Colorado case in May 2025 that NEPA imposes no substantive environmental obligations or restrictions, but rather is a procedural statute that requires federal agencies to weigh environmental consequences as the agency reasonably sees fit under its governing statute and any relevant substantive environmental laws.

In early July 2025, a number of federal agencies, including the Department of the Interior, the Department of Energy, the Army Corps of Engineers, and the Department of Transportation, issued interim final rules revising their procedures for implementing NEPA. These interim final rules were issued in response to the Supreme Court's Seven County decision, the removal of the CEQ's NEPA implementing regulations, and the current Presidential Administration's executive orders regarding the energy industry.

These actions may result in significant changes to the way federal environmental laws and regulations are enforced, but as of the date of this report, Idaho Power is unable to predict the ultimate impact of these actions on Idaho Power and its operations.

Endangered Species Act Matters

In April 2025, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service issued a proposed rule to rescind the definition of "harm" under the ESA in their respective regulations. If adopted, the proposed rescission of the definition of harm would likely have the effect of reducing the applicability of the ESA in some contexts. As of the date of this report, Idaho Power is unable to estimate the impact on Idaho Power of the proposed rule.

OTHER MATTERS

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law. Among its key provisions, the OBBB updates renewable energy tax incentives originally established under the Inflation Reduction Act of 2022, including the Clean Electricity Production Tax Credit and the Investment Tax Credit. Under the new law, solar and wind facilities that begin construction before July 4, 2026, will remain eligible for the credits, consistent with existing guidance on construction start dates. Projects that commence after this deadline must be placed in service by a specified date to qualify. For certain other eligible technologies, a gradual phase-out of the credits will begin in 2034, with no credits available for projects that begin construction after 2035. The OBBB also introduces new restrictions for facilities that receive material support from a prohibited foreign entity as well as other corporate-related income tax law changes. IDACORP and Idaho Power are evaluating the OBBB and, as of the date of this report, do not anticipate material impacts to projects for which Idaho Power has already executed agreements to own generation resources.

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

Executive orders may be affected by Congressional action. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described in this MD&A, Idaho Power is uncertain whether and to what extent the executive orders, any new or future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders and new or revised legislation or regulation.

Idaho Wildfire Standard of Care Act

In April 2025, Idaho enacted the Wildfire Standard of Care Act (Idaho Code § 61-1801 through 1808), which became effective on July 1, 2025. The Act requires Idaho electric public utilities to prepare wildfire mitigation plans annually to mitigate wildfire risk, submit the plans to the IPUC for review and approval, and implement the plans upon IPUC approval. An electric utility's wildfire mitigation plan approved by the IPUC establishes the utility's duty to its shareholders and the public with respect to wildfire risk. Idaho Power intends to prepare an Idaho-specific WMP that integrates the requirements of the Act and to file the Idaho WMP with the IPUC in accordance with the IPUC's filing schedule. The staff of the IPUC has proposed that Idaho Power file its Idaho WMP on October 1, 2025, which date remains subject to the approval of the IPUC. The Act provides up to six months for the IPUC to review and approve a WMP after it is filed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2024, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2025. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2025, IDACORP had no variable rate debt.

Fixed Rate Debt: As of June 30, 2025, IDACORP had $3.5 billion in fixed rate debt, with a fair value of approximately $3.3 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $398 million if market interest rates were to decline by one percentage point from their June 30, 2025 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2025, Idaho Power posted $15 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of June 30, 2025, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $32 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2025, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2025, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10 – “Contingencies” to the condensed consolidated financial statements included in this report. SEC regulations require IDACORP and Idaho Power to disclose certain information about proceedings arising under federal, state or local environmental provisions if the companies reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, the companies use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in the 2024 Annual Report, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors, the risk factor set forth in Part II - Item 1A - "Risk Factors" of IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1	Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of May 8, 2025	8-K	1-14465	10.1	5/12/2025
10.2	Forward Sale Agreement between IDACORP, Inc. and JPMorgan Chase Bank, National Association, New York Branch dated as of May 8, 2025	8-K	1-14465	10.2	5/12/2025
10.3	Forward Sale Agreement between IDACORP, Inc. and Wells Fargo Bank, National Association dated as of May 8, 2025	8-K	1-14465	10.3	5/12/2025
10.4	Additional Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of May 9, 2025	8-K	1-14465	10.4	5/12/2025
10.5	Additional Forward Sale Agreement between IDACORP, Inc. and JPMorgan Chase Bank, National Association, New York Branch dated as of May 9, 2025	8-K	1-14465	10.5	5/12/2025
10.6	Additional Forward Sale Agreement between IDACORP, Inc. and Wells Fargo Bank, National Association dated as of May 9, 2025	8-K	1-14465	10.6	5/12/2025
10.7[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated May 15, 2025	14A	1-14465	App. A	4/1/2025
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	July 31, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 31, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	July 31, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 31, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer