Form 10-Q
period 2025-09-30
IDACORP INC; IDAHO POWER CO
filed 2025-10-30
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of October 24, 2025:

IDACORP, Inc.:	54,045,224	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	Idaho ROE	-	Idaho-jurisdiction return on year-end equity
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2024 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2024	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC finalized by order of the IPUC in December 2024	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
2025 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2025 Idaho general rate case	IPUC	-	Idaho Public Utilities Commission
ADITC	-	Accumulated Deferred Investment Tax Credits	IRP	-	Integrated Resource Plan
AFUDC	-	Allowance for Funds Used During Construction	Jim Bridger plant	-	Jim Bridger power plant
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual power cost update	MMBtu	-	Million British Thermal Units
ASU	-	Accounting Standards Update	MW	-	Megawatt
ATM	-	At-the-market offering program	MWh	-	Megawatt-hour
B2H	-	Boardman-to-Hemingway, a high-voltage transmission line project	NAV	-	Net asset value
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NEPA	-	National Environmental Policy Act
CPCN	-	Certificate of Public Convenience and Necessity	North Valmy plant	-	Idaho Power’s jointly-owned generating plant in Valmy, Nevada
CWA	-	Clean Water Act	O&M	-	Operations and Maintenance
EPA	-	U.S. Environmental Protection Agency	OPUC	-	Public Utility Commission of Oregon
ESA	-	Endangered Species Act	PCA	-	Idaho-jurisdiction Power Cost Adjustment
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PPA	-	Power purchase agreement
FCA	-	Idaho Fixed Cost Adjustment	PURPA	-	Public Utility Regulatory Policies Act of 1978, as amended
FERC	-	Federal Energy Regulatory Commission	RFP	-	Request for proposals
FSA	-	Forward sale agreement	SEC	-	U.S. Securities and Exchange Commission
GAAP	-	Accounting principles generally accepted in the United States of America	SMSP	-	Security Plans for Senior Management Employees I and II
GWW	-	Gateway West, a high-voltage transmission line project	SWIP-N	-	Southwest Intertie Project-North, a planned high-voltage transmission line
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	WMP	-	Wildfire Mitigation Plan
IDACORP	-	IDACORP, Inc., an Idaho corporation	WPSC	-	Wyoming Public Service Commission
Idaho Power	-	Idaho Power Company, an Idaho corporation

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
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, including as a result of tariffs and permitting requirements and limitations, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers and generate revenues;
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
•Idaho Power’s concentration in one region, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•unaligned goals and positions with co-owners of Idaho Power's existing and planned generation and transmission assets that may adversely impact Idaho Power’s ability to construct and operate those facilities in a manner most suitable to Idaho Power;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$523,549	$527,487	$1,405,173	$1,425,606
Other	868	1,040	2,581	2,896
Total operating revenues	524,417	528,527	1,407,754	1,428,502

Operating Expenses:
Electric utility:
Purchased power	121,276	114,578	284,163	321,860
Fuel expense	74,992	73,471	179,238	188,411
Power cost adjustment	(18,295)	20,779	57,967	102,297
Other operations and maintenance	120,398	116,168	355,371	332,900
Energy efficiency programs	7,460	5,283	18,808	16,699
Depreciation and amortization	64,493	56,388	185,407	165,133
Other electric utility operating expenses, net	8,112	7,453	24,053	12,482
Total electric utility operating expenses	378,436	394,120	1,105,007	1,139,782
Other	1,160	698	2,424	2,145
Total operating expenses	379,596	394,818	1,107,431	1,141,927

Operating Income	144,821	133,709	300,323	286,575

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,569)	(15,179)	(45,177)	(39,610)
Earnings of unconsolidated equity-method investments	(2,185)	(1,978)	(4,208)	(3,880)
Interest on long-term debt and finance leases	46,244	35,432	128,733	102,048
Other interest	7,847	6,353	21,696	17,895
Allowance for borrowed funds used during construction	(9,207)	(7,639)	(26,075)	(20,518)
Other income, net	(14,604)	(13,478)	(43,582)	(40,188)
Total nonoperating expense, net	12,526	3,511	31,387	15,747

Income Before Income Taxes	132,295	130,198	268,936	270,828

Income Tax Expense (Benefit)	7,686	16,358	(11,460)	18,876

Net Income	124,609	113,840	280,396	251,952
Income attributable to noncontrolling interests	(172)	(235)	(531)	(654)
Net Income Attributable to IDACORP, Inc.	$124,437	$113,605	$279,865	$251,298

Weighted Average Common Shares Outstanding - Basic	54,172	53,386	54,147	52,112
Weighted Average Common Shares Outstanding - Diluted	55,055	53,485	54,522	52,179
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.30	$2.13	$5.17	$4.82
Earnings Attributable to IDACORP, Inc. - Diluted	$2.26	$2.12	$5.13	$4.82

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net Income	$124,609	$113,840	$280,396	$251,952
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $57, $99, $302, and $296, respectively	171	285	282	853
Total Comprehensive Income	124,780	114,125	280,678	252,805
Comprehensive Income attributable to noncontrolling interests	(172)	(235)	(531)	(654)
Comprehensive Income Attributable to IDACORP, Inc.	$124,608	$113,890	$280,147	$252,151

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$333,209	$368,865
Receivables:
Customer (net of allowance of $4,341 and $5,071, respectively)	139,079	114,824
Other (net of allowance of $703 and $628, respectively)	49,016	29,627
Income taxes receivable	—	13,932
Accrued unbilled receivables	90,582	97,711
Materials and supplies (at average cost)	207,103	201,064
Fuel stock (at average cost)	29,858	43,656
Prepayments	30,651	29,461
Current regulatory assets	80,803	89,315
Other	104	—
Total current assets	960,405	988,455
Investments	154,896	161,340
Property, Plant and Equipment:
Utility plant in service	8,333,801	7,957,763
Accumulated provision for depreciation	(2,837,096)	(2,714,706)
Utility plant in service - net	5,496,705	5,243,057
Construction work in progress	1,619,882	1,244,559
Finance lease right-of-use assets	222,445	—
Utility plant held for future use	19,281	13,211
Other property, net of accumulated depreciation	16,678	16,491
Property, plant and equipment - net	7,374,991	6,517,318
Other Assets:
Company-owned life insurance	101,696	92,062
Regulatory assets	1,429,218	1,418,057
Other	54,779	62,131
Total other assets	1,585,693	1,572,250
Total	$10,075,985	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$19,885
Accounts payable	317,375	307,133
Taxes accrued	45,617	6,981
Interest accrued	36,586	42,681
Accrued compensation	74,782	70,548
Current regulatory liabilities	40,974	7,523
Advances from customers	185,620	165,229
Other	67,941	80,821
Total current liabilities	885,195	700,801
Other Liabilities:
Deferred income taxes	780,060	822,231
Regulatory liabilities	1,009,989	976,803
Pension and other postretirement benefits	161,247	165,992
Finance lease liabilities	218,182	—
Other	201,945	181,804
Total other liabilities	2,371,423	2,146,830
Long-Term Debt	3,330,752	3,053,777
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 54,045 and 53,962 shares issued and outstanding, respectively)	1,205,219	1,194,998
Retained earnings	2,289,174	2,149,548
Accumulated other comprehensive loss	(13,310)	(13,592)
Total IDACORP, Inc. shareholders’ equity	3,481,083	3,330,954
Noncontrolling interests	7,532	7,001
Total equity	3,488,615	3,337,955
Total	$10,075,985	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$280,396	$251,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,260	168,607
Deferred income taxes and investment tax credits	(49,721)	(34,699)
Changes in regulatory assets and liabilities	92,160	124,549
Pension and postretirement benefit plan expense	33,911	34,359
Contributions to pension and postretirement benefit plans	(25,263)	(23,967)
Earnings of equity-method investments	(4,208)	(3,880)
Distributions from equity-method investments	4,250	3,950
Allowance for equity funds used during construction	(45,177)	(39,610)
Other non-cash adjustments to net income, net	6,534	4,629
Change in:
Accounts receivable and unbilled receivables	(30,770)	658
Prepayments	(3,656)	(7,931)
Materials, supplies, and fuel stock	7,759	(59,105)
Accounts and wages payable	(33,619)	(33,044)
Taxes accrued/receivable	52,568	56,001
Other assets and liabilities	(11,359)	15,513
Net cash provided by operating activities	464,065	457,982
Investing Activities:
Additions to property, plant and equipment, net	(825,352)	(823,969)
Payments received from transmission project joint funding partners	91,966	58,750
Other	2,625	8,805
Net cash used in investing activities	(730,761)	(756,414)
Financing Activities:
Issuance of long-term debt	400,000	300,000
Discount on issuance of long-term debt	(3,072)	(186)
Retirement of long-term debt	(19,885)	—
Payments on finance lease liabilities	(2,368)	—
Dividends on common stock	(140,000)	(129,152)
Issuance of common stock	4,541	234,672
Tax withholdings on net settlements of share-based awards	(3,303)	(3,782)
Other	(4,873)	(2,599)
Net cash provided by financing activities	231,040	398,953
Net (decrease) increase in cash and cash equivalents	(35,656)	100,521
Cash and cash equivalents at beginning of the period	368,865	327,429
Cash and cash equivalents at end of the period	$333,209	$427,950
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,790	$8,830
Cash paid for interest (net of amount capitalized)	$115,138	$88,391
Non-cash investing and financing activities:
Additions to property, plant and equipment in accounts payable	$211,545	$144,232
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$1,201,374	$1,123,745	$1,194,998	$888,615
Issuance	1,487	1,494	4,541	234,672
Share-based compensation expense	2,391	2,709	9,066	8,280
Tax withholdings on net settlements of share-based awards	(9)	(88)	(3,303)	(3,782)
Other	(24)	(117)	(83)	(42)
Balance at end of period	1,205,219	1,127,743	1,205,219	1,127,743
Retained Earnings
Balance at beginning of period	2,211,514	2,089,185	2,149,548	2,036,138
Net income attributable to IDACORP, Inc.	124,437	113,605	279,865	251,298
Common stock dividends ($0.86, $0.83, $2.58, and $2.49 per share, respectively)	(46,777)	(44,457)	(140,239)	(129,103)
Balance at end of period	2,289,174	2,158,333	2,289,174	2,158,333
Accumulated Other Comprehensive Loss
Balance at beginning of period	(13,481)	(16,616)	(13,592)	(17,184)
Unfunded pension liability adjustment (net of tax)	171	285	282	853
Balance at end of period	(13,310)	(16,331)	(13,310)	(16,331)
Total IDACORP, Inc. shareholders’ equity at end of period	3,481,083	3,269,745	3,481,083	3,269,745
Noncontrolling Interests
Balance at beginning of period	7,360	7,593	7,001	7,174
Net income attributable to noncontrolling interests	172	235	531	654
Balance at end of period	7,532	7,828	7,532	7,828
Total equity at end of period	$3,488,615	$3,277,573	$3,488,615	$3,277,573

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating Revenues	$523,549	$527,487	$1,405,173	$1,425,606

Operating Expenses:
Operation:
Purchased power	121,276	114,578	284,163	321,860
Fuel expense	74,992	73,471	179,238	188,411
Power cost adjustment	(18,295)	20,779	57,967	102,297
Other operations and maintenance	120,398	116,168	355,371	332,900
Energy efficiency programs	7,460	5,283	18,808	16,699
Depreciation and amortization	64,493	56,388	185,407	165,133
Other operating expenses, net	8,112	7,453	24,053	12,482
Total operating expenses	378,436	394,120	1,105,007	1,139,782

Operating Income	145,113	133,367	300,166	285,824

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(15,569)	(15,179)	(45,177)	(39,610)
Earnings of unconsolidated equity-method investments	(996)	(841)	(2,150)	(1,936)
Interest on long-term debt and finance leases	46,244	35,432	128,733	102,048
Other interest	7,759	6,268	21,361	17,645
Allowance for borrowed funds used during construction	(9,207)	(7,639)	(26,075)	(20,518)
Other income, net	(12,595)	(12,207)	(37,563)	(37,469)
Total nonoperating expense, net	15,636	5,834	39,129	20,160

Income Before Income Taxes	129,477	127,533	261,037	265,664

Income Tax Expense (Benefit)	7,321	16,444	(12,084)	19,885

Net Income	$122,156	$111,089	$273,121	$245,779

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net Income	$122,156	$111,089	$273,121	$245,779
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $57, $99, $302 and $296, respectively	171	285	282	853
Total Comprehensive Income	$122,327	$111,374	$273,403	$246,632

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$167,519	$188,916
Receivables:
Customer (net of allowance of $4,341 and $5,071, respectively)	139,079	114,824
Other (net of allowance of $703 and $628, respectively)	48,308	28,874
Income taxes receivable	—	11,811
Accrued unbilled receivables	90,582	97,711
Materials and supplies (at average cost)	207,103	201,064
Fuel stock (at average cost)	29,858	43,656
Prepayments	30,531	29,328
Current regulatory assets	80,803	89,315
Other	104	—
Total current assets	793,887	805,499
Investments	89,006	92,921
Property, Plant and Equipment:
Utility plant in service	8,333,801	7,957,763
Accumulated provision for depreciation	(2,837,096)	(2,714,706)
Utility plant in service - net	5,496,705	5,243,057
Construction work in progress	1,619,882	1,244,559
Finance lease right-of-use assets	222,445	—
Plant held for future use	19,281	13,211
Other property	5,173	4,858
Property, plant and equipment, net	7,363,486	6,505,685
Other Assets:
Company-owned life insurance	101,696	92,062
Regulatory assets	1,429,218	1,418,057
Other	47,819	52,744
Total other assets	1,578,733	1,562,863
Total	$9,825,112	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
	(in thousands, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$19,885
Accounts payable	316,973	305,248
Accounts payable to affiliates	21,709	3,403
Taxes accrued	52,731	6,981
Interest accrued	36,534	42,681
Accrued compensation	74,467	70,319
Current regulatory liabilities	40,974	7,523
Advances from customers	185,620	165,229
Other	54,309	61,309
Total current liabilities	899,617	682,578
Other Liabilities:
Deferred income taxes	786,023	829,446
Regulatory liabilities	1,009,989	976,803
Pension and other postretirement benefits	161,247	165,992
Finance lease liabilities	218,182	—
Other	195,541	167,775
Total other liabilities	2,370,982	2,140,016
Long-Term Debt	3,330,752	3,053,777
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	912,258	912,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,229,033	2,096,151
Accumulated other comprehensive loss	(13,310)	(13,592)
Total equity	3,223,761	3,090,597
Total	$9,825,112	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Operating Activities:
Net income	$273,121	$245,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,807	168,150
Deferred income taxes and investment tax credits	(57,000)	(39,823)
Changes in regulatory assets and liabilities	92,160	124,549
Pension and postretirement benefit plan expense	33,911	34,322
Contributions to pension and postretirement benefit plans	(25,263)	(23,930)
Earnings of equity-method investments	(2,150)	(1,936)
Distributions from equity-method investments	3,350	3,100
Allowance for equity funds used during construction	(45,177)	(39,610)
Other non-cash adjustments to net income, net	(3,060)	(3,843)
Change in:
Accounts receivable and unbilled receivables	(32,366)	1,094
Prepayments	(3,670)	(7,938)
Materials, supplies, and fuel stock	7,759	(59,105)
Accounts and wages payable	(12,643)	4,644
Taxes accrued/receivable	57,562	48,753
Other assets and liabilities	(11,322)	15,545
Net cash provided by operating activities	465,019	469,751
Investing Activities:
Additions to utility plant, net	(825,100)	(823,855)
Payments received from transmission project joint funding partners	91,966	58,750
Other	16,621	11,999
Net cash used in investing activities	(716,513)	(753,106)
Financing Activities:
Issuance of long-term debt	400,000	300,000
Discount on issuance of long-term debt	(3,072)	(186)
Retirement of long-term debt	(19,885)	—
Payments on finance lease liabilities	(2,368)	—
Dividends on common stock	(140,128)	(129,268)
Capital contribution from parent	—	200,000
Other	(4,450)	(2,283)
Net cash provided by financing activities	230,097	368,263
Net (decrease) increase in cash and cash equivalents	(21,397)	84,908
Cash and cash equivalents at beginning of the period	188,916	271,791
Cash and cash equivalents at end of the period	$167,519	$356,699
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$(21,600)	$(15,483)
Cash paid for interest (net of amount capitalized)	$114,854	$88,193
Non-cash investing and financing activities:
Additions to utility plant in accounts payable	$211,545	$144,232
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of September 30, 2025, condensed consolidated statements of income for the three months and nine months ended September 30, 2025 and 2024, and condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2024 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions include, among others, those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled receivables, and the allowance for uncollectible accounts. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Accordingly, actual results could differ from those estimates.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires disclosure of certain disaggregated income statement expense categories on an annual and interim basis. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on the notes to their respective financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and may be applied either retrospectively or using a modified prospective transition method. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on their respective financial statements.

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

Income Tax Expense

The following table provides a summary of income tax (benefit) expense for the nine months ended September 30, 2025 and 2024 (in thousands):

	IDACORP		Idaho Power
	2025	2024	2025	2024
Income tax at statutory rates (federal and state)	$67,179	$69,543	$65,335	$68,382
Excess deferred income tax reversal	(7,293)	(7,535)	(7,293)	(7,535)
Income tax return adjustments	(8,046)	1,875	(8,581)	1,865
Other(1)	(24,300)	(22,507)	(22,545)	(20,327)
Income tax expense before ADITC	$27,540	$41,376	$26,916	$42,385
Additional ADITC amortization	(39,000)	(22,500)	(39,000)	(22,500)
Income tax (benefit) expense	$(11,460)	$18,876	$(12,084)	$19,885
Effective tax rate	(4.3)%	7.0%	(4.6)%	7.5%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. On May 30, 2025, Idaho Power filed a general rate case and proposed rate schedules with the IPUC, Case No. IPC-E-25-16. The filing was based on a 2025 test year and requested approximately $199.1 million in additional Idaho-jurisdiction annual revenues, which is net of a $46.8 million PCA decrease. As filed, this request would have resulted in a 13.09 percent overall average net Idaho-jurisdictional revenue increase for Idaho Power's Idaho customers. The filing requested an authorized rate of return on equity of 10.4 percent with an Idaho retail rate base of approximately $5.1 billion, which is not inclusive of rate base associated with Idaho Power's jointly-owned coal facilities, the costs of which are recovered under separate rate mechanisms. In its application, Idaho Power proposed a capitalization structure of approximately 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 5.132 percent and an overall cost of capital of 7.818 percent.

On October 24, 2025, Idaho Power filed a motion for approval of the 2025 Settlement Stipulation with the IPUC related to the Idaho general rate case filing. The 2025 Settlement Stipulation was entered into by Idaho Power, the Staff of the IPUC, and several of the intervening parties. If the IPUC approves the 2025 Settlement Stipulation, it will authorize Idaho Power to adjust rates on January 1, 2026, consistent with the terms contained in the 2025 Settlement Stipulation.

The 2025 Settlement Stipulation contains the following significant terms, among other items:

•Idaho Power would implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by approximately $110.0 million, or 7.48 percent, effective January 1, 2026. The approximate $110 million of additional annual revenue is inclusive of a PCA rate increase of $13.1 million;
•a 9.6 percent return on equity and a 7.410 percent authorized rate of return based on the filed cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $4.9 billion (which is based on the average of monthly average plant balances for January through December 2025);
•a base level net power supply expense (“NPSE”) of approximately $468.8 million, a decrease of $16.1 million from the currently approved base level NPSE;
•updates to the FCA mechanism rates to reflect approved fixed costs and Idaho Power’s proposed rate designs;
•continued deferral of certain wildfire mitigation related costs, including incremental vegetation management and insurance costs, as measured from 2024 actual costs, through the earlier of Idaho Power's next general rate case or 2027;
•modifications to Idaho Power’s ADITC and revenue sharing mechanism: (1) to include an additional amount of investment tax credits equal to the total of existing ADITCs not currently eligible for accelerated amortization under the mechanism and all investment tax credits generated through the end of calendar-year 2028; (2) to establish an annual cap of $55 million on the amount of accelerated amortization of ADITCs for calendar year 2026 and thereafter; (3) to re-affirm the existing minimum specified Idaho ROE of 9.12 percent for additional amortization of ADITCs; (4) to re-affirm the existing 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and (5) to continue to implement all revenue sharing through the PCA; and
•agreement that Idaho Power’s share of capital expenditures at jointly-owned coal-fired plants through year-end 2024 are included for recovery in the stipulated revenue requirement.

At the time of the 2025 Settlement Stipulation, Staff of the IPUC had completed its prudence review of capital projects included in the test year rate base through July 2025. To the extent IPUC Staff identifies potential prudence concerns with investments after July 2025, it will address those in Idaho Power's next Idaho general rate case. The 2025 Settlement Stipulation does not include a tracking mechanism for incremental depreciation and interest expense that Idaho Power requested as part of the initial rate case filing.

The parties to the 2025 Settlement Stipulation have requested that the IPUC issue an order approving the agreed-upon rates effective January 1, 2026. The 2025 Settlement Stipulation does not preclude Idaho Power from filing another general rate case in Idaho at any time in the future. If the IPUC were to deny the 2025 Settlement Stipulation or materially change its terms, no party would be bound by the terms of the stipulation. As of the date of this report, the IPUC's determination in this matter is pending.

Idaho ADITC Mechanism

The 2018 Settlement Stipulation and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. The 2023 Settlement Stipulation included provisions for the accelerated amortization of ADITCs to help achieve a minimum 9.12 percent Idaho ROE. If approved by the IPUC, the 2025 Settlement Stipulation would also modify the 2018 Settlement Stipulation in part as described above in "Idaho and Oregon Rate Cases."

Based on its estimate of full-year 2025 Idaho ROE, in the three months and nine months ended September 30, 2025, Idaho Power recorded $2.5 million and $39.0 million, respectively, in additional ADITC amortization under the 2023 Settlement Stipulation. Accordingly, as of September 30, 2025, approximately $38 million of additional ADITC remained available for future use. Idaho Power recorded $2.5 million and $22.5 million of additional ADITC amortization during the three months and nine months ended September 30, 2024, respectively, based on its then-current estimate of full-year 2024 Idaho ROE.

Power Cost Adjustment Mechanisms

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the variability of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheet for future recovery or refund. The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

In May 2025, the IPUC issued an order approving a $94.8 million decrease in PCA revenues, effective for the 2025-2026 PCA collection period from June 1, 2025, to May 31, 2026, compared to the 2024-2025 PCA collection period. The decrease in PCA revenues is due primarily to the ending of collection of the 2023 PCA balancing adjustment, which was collected over two years as ordered by the IPUC. Increased sales of renewable energy credits also contributed to the decrease. If approved by the IPUC, the 2025 Settlement Stipulation would modify PCA collection effective January 1, 2026, to account for the new base level NPSE of $468.8 million.

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

Idaho Fixed Cost Adjustment Mechanism

The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2025, the IPUC issued an order approving a $39.8 million decrease in recovery from the FCA from $36.8 million to negative $3.1 million for the 2024 FCA deferral, reflecting a refund to residential and small commercial customers of the 2024 FCA deferral balance of $3.1 million, with new rates effective for the period from June 1, 2025, to May 31, 2026. Beginning with the 2026 FCA deferral, if approved by the IPUC, the 2025 Settlement Stipulation would update the authorized fixed-cost recovery amount per customer and per unit of energy within the FCA mechanism to support Idaho Power's proposed rate designs, as noted above.

Recovery of Incremental AFUDC Associated with HCC

In March 2025, Idaho Power filed an application with the IPUC requesting an order authorizing an increase of $29.7 million in the annual cash collection of incremental financing costs, or AFUDC, associated with relicensing of the HCC project. In September 2025, the IPUC approved Idaho Power's proposed increase in annual cash collection to recover AFUDC associated with relicensing of the HCC project, effective October 1, 2025.

Wildfire Mitigation Cost Deferral

In December 2024, Idaho Power filed its 2025 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.3 million of newly identified incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. The OPUC approved the 2025 WMP in June 2025, and in August 2025, the OPUC granted Idaho Power's request to defer for future recovery the estimated $3.3 million of incremental costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. Previously, in December 2023, Idaho Power had filed an application requesting authorization to defer for future recovery an estimated $1.3 million of incremental costs expected to be incurred in 2024 in connection with wildfire mitigation efforts. Such incremental costs related to 2024 were resolved as part of the settlement stipulations for the 2024 Oregon general rate case. In October 2025, Idaho Power filed an application with the OPUC requesting authorization to recover $0.7 million of amortization expense related to deferred 2023 wildfire mitigation costs over a 12-month period beginning January 1, 2026. This request was combined with two other proposed rate adjustments that, if approved, would reflect an overall net decrease of $0.6 million or 0.9 percent.

In September 2025, the IPUC granted Idaho Power's request to defer for future recovery an estimated $22.2 million of newly identified incremental O&M costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. The IPUC also authorized the continued deferral of incremental insurance costs above the 2022 base established in the 2023 Settlement Stipulation.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$526,424	$532,477	$1,386,879	$1,393,006
Alternative revenue programs and other revenues	(2,875)	(4,990)	18,294	32,600
Total electric utility operating revenues	$523,549	$527,487	$1,405,173	$1,425,606

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Retail revenues:
Residential (includes $(4,125), $(6,193), $(9,194), and $(8,982), respectively, related to the FCA)(1)	$195,445	$195,291	$535,505	$525,353
Commercial (includes $(70), $(66), $(150), and $(158), respectively, related to the FCA)(1)	111,510	112,323	304,014	303,031
Industrial	72,079	71,908	205,526	203,990
Irrigation	101,690	109,861	195,172	191,671
Deferred revenue related to HCC relicensing AFUDC(2)	(2,854)	(2,881)	(6,848)	(6,913)
Total retail revenues	477,870	486,502	1,233,369	1,217,132
Less: FCA mechanism revenues(1)	4,195	6,259	9,344	9,140
Wholesale energy sales	10,520	6,946	45,443	65,759
Transmission wheeling-related revenues	17,856	19,419	53,624	60,142
Energy efficiency program revenues	7,460	5,283	18,808	16,699
Other revenues from contracts with customers	8,523	8,068	26,291	24,134
Total revenues from contracts with customers	$526,424	$532,477	$1,386,879	$1,393,006
(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Effective October 1, 2025, this amount will increase by $29.7 million annually; refer to Note 3 - "Regulatory Matters."

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, the FCA mechanism, which may increase or decrease tariff-based retail customer rates. The FCA mechanism is described in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when they meet the regulator-specified conditions for recognition. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that Idaho Power initially recorded in prior periods when revenues met regulator-specified conditions. When Idaho Power includes those amounts in the price of utility service and billed to customers, Idaho Power records such amounts as recovery of the associated regulatory asset or liability and not as revenues.

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

The table below presents the FCA mechanism revenues and other revenues for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
FCA mechanism revenues	$(4,195)	$(6,259)	$(9,344)	$(9,140)
Derivative revenues	1,320	1,269	27,638	41,740
Total alternative revenue programs and other revenues	$(2,875)	$(4,990)	$18,294	$32,600

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$5,071	$4,869
Additions to the allowance	2,658	1,744
Write-offs, net of recoveries	(3,388)	(3,317)
Balance at end of period	$4,341	$3,296
Allowance for uncollectible accounts as a percentage of customer receivables	3.0%	2.2%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 3, 2025, Idaho Power repaid $19.9 million in aggregate principal amount of maturing variable rate American Falls bonds.

On March 13, 2025, Idaho Power issued $400 million in aggregate principal amount of 5.70% first mortgage bonds, secured medium-term notes, Series O, maturing on March 15, 2055.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At September 30, 2025, $500 million remained available for debt issuance under the regulatory orders.

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

In February 2025, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $2.1 billion aggregate principal amount of first mortgage bonds, secured medium-term notes, Series O (Series O Notes), under the Indenture. Also in February 2025, Idaho Power entered into the Fifty-third Supplemental Indenture, dated effective as of February 26, 2025, to the Indenture (Fifty-third Supplemental Indenture). The Fifty-third Supplemental Indenture provides for, among other items the issuance of up to $2.1 billion in aggregate principal amount of Series O Notes pursuant to the Indenture and increased the limit of the amount of first mortgage bonds at any one time outstanding to $5.5 billion as provided in the Indenture. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2025, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.3 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of September 30, 2025, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds under that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2025, IDACORP issued an aggregate of 82,924 shares of common stock using original issuances of shares. IDACORP granted 82,344 restricted stock unit awards and issued 35,475 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 9,273 shares of common stock to members of the board of directors. IDACORP issued 38,176 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

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

At September 30, 2025, IDACORP could have settled the FSAs with physical delivery of 5,180,180 shares of common stock to the counterparties in exchange for cash of $561.0 million. The FSAs could have also been settled at September 30, 2025, with delivery of approximately $81.6 million of cash or approximately 658,896 shares of common stock to the counterparties, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. During the three months and nine months ended September 30, 2025, IDACORP did not issue common stock pursuant to the EDA.

During the nine months ended September 30, 2025, IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 452,256 shares of IDACORP’s common stock at an aggregate gross sales price of $52.2 million, including approximately $0.7 million in commissions and fees to the counterparties payable by IDACORP when the FSAs are settled. IDACORP did not execute any FSAs under its ATM offering program during the three months ended September 30, 2025. At September 30, 2025, $155.5 million in shares of IDACORP’s common stock remained available for issuance through its ATM offering program.

At September 30, 2025, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Latest Settlement Date	Shares	Net Proceeds Available	Forward Price
November 12, 2025	500,000	$57,143	$114.29
December 31, 2025	301,914	34,816	115.32
March 31, 2026	198,086	22,783	115.02
March 31, 2026	254,170	28,964	113.95
Total / Weighted Average Forward Price	1,254,170	$143,706	$114.58

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

At September 30, 2025, IDACORP could have settled all its outstanding FSAs under the ATM offering program with physical delivery of 1,254,170 shares of common stock to the counterparties in exchange for cash of $143.7 million. At September 30, 2025, IDACORP could have settled the FSAs with net delivery to various counterparties of approximately $11.9 million of cash or approximately 96,141 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Shares Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and nine months ended September 30, 2025, approximately 744,000 and 311,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under FSAs. For the three months and nine months ended September 30, 2024, approximately 59,000 and 54,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under FSAs. See Note 7 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2025, the leverage ratios for IDACORP and Idaho Power were 52 percent and 54 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at September 30, 2025. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2025, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2025, Idaho Power's common equity capital was 47 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to IDACORP, Inc.	$124,437	$113,605	$279,865	$251,298
Denominator:
Weighted-average common shares outstanding - basic	54,172	53,386	54,147	52,112
Effect of dilutive securities(1)	883	99	375	67
Weighted-average common shares outstanding - diluted	55,055	53,485	54,522	52,179
Basic earnings per share	$2.30	$2.13	$5.17	$4.82
Diluted earnings per share	$2.26	$2.12	$5.13	$4.82
(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2025, Idaho Power entered into:

•an agreement in May 2025 to acquire and own certain equipment and to receive related technical services, which increased Idaho Power's contractual purchase obligations by approximately $127.8 million through the first half of 2029. During the nine months ended September 30, 2025, Idaho Power made a payment of $25.6 million related to this obligation;
•an agreement in August 2025 for a non-PURPA-qualifying solar facility PPA with a scheduled online date of June 2027, which increased Idaho Power's contractual purchase obligations by approximately $206.7 million over the 25-year term of the agreement; and
•an agreement in September 2025 to replace an expiring PURPA-qualifying hydropower facility PPA, which increased Idaho Power's contractual purchase obligations by approximately $41.4 million over the 20-year term of the agreement.

In September 2025, due to permitting delays and uncertainties, Idaho Power, the counterparty, and its applicable affiliates terminated the agreements for the Jackalope Wind Project, which had been entered into in October 2024. The wind project included a 35-year PPA and a build-transfer agreement (BTA) for a co-located facility to be owned by Idaho Power. Each agreement provided for approximately 300 MW of wind-powered generation capacity. The termination collectively reduced Idaho Power's contractual purchase obligations by approximately $2.5 billion over the 35-year term of the PPA, beginning in June 2027, as well as during 2026 and 2027 under the BTA.

In October 2025, Idaho Power entered into agreements for firm transportation capacity with natural gas transporters, increasing its contractual purchase obligations by approximately $369.4 million. These obligations commence in October 2025 and expire in December 2045.

Except as disclosed above, during the nine months ended September 30, 2025, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2024 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $51.9 million at September 30, 2025, representing IERCo's one-third share of BCC's total reclamation obligation of $155.6 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2025, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation.

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

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2025, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Finance Leases

Finance leases are included in finance lease ROU assets, other current liabilities, and finance lease liabilities recognized on the condensed consolidated balance sheets upon the lease commencement date. Amortization of the lease ROU asset is included in depreciation and amortization, and the interest expense associated with the finance lease liabilities is included in interest on long-term debt and finance leases on the condensed consolidated statements of income. Variable lease payments are not recognized on the condensed consolidated balance sheets and are recorded as incurred in other O&M expense on the condensed consolidated statements of income and in operating activities in the condensed consolidated statements of cash flows. Idaho Power’s finance lease ROU assets and liabilities relate to the lease discussed below.

Kuna BESS: On April 26, 2023, Idaho Power executed an Energy Storage Agreement with Kuna BESS LLC to utilize the storage capacity of a 150 MW battery storage facility over a 20-year term. The term began May 19, 2025, and has been classified as a finance lease.

The following table provides a summary of the components of total lease cost included in the condensed consolidated statements of income for the three months and nine months ended September 30, 2025 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$1,639	$2,368
Interest on lease liabilities (Interest on long-term debt and finance leases)(1)	3,478	5,132
Total finance lease cost	5,117	7,500
Variable lease cost (Other O&M)	270	435
Total lease cost	$5,387	$7,935
(1) Included in operating activities in the condensed consolidated statements of cash flows as cash paid for amounts included in the measurement of lease liabilities.

The following table presents the classification of certain lease amounts included in the condensed consolidated balance sheets as of September 30, 2025 (in thousands):

September 30, 2025
Finance leases:
Other current liabilities	$6,067

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2025:

September 30, 2025
Finance leases:
Weighted average remaining lease term	19.63 years
Weighted average discount rate	6.17%

The following table presents the maturities of future fixed lease payments and a reconciliation of undiscounted cash flows to lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2025 (in thousands):

Finance Leases
2025	$4,848
2026	19,751
2027	19,751
2028	19,751
2029	19,751
Thereafter	303,657
Total future fixed lease payments(1)	387,509
Less: amounts representing interest	(163,260)
Total present value of lease liabilities	$224,249
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

11. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2025 and 2024 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$8,115	$9,127	$293	$262	$168	$175	$8,576	$9,564
Interest cost	14,379	13,549	1,410	1,333	743	706	16,532	15,588
Expected return on plan assets	(17,229)	(16,240)	—	—	(447)	(457)	(17,676)	(16,697)
Amortization of prior service cost	2	1,156	55	55	344	387	401	1,598
Amortization of net loss	—	—	173	329	(441)	(374)	(268)	(45)
Net periodic benefit cost	5,267	7,592	1,931	1,979	367	437	7,565	10,008
Regulatory deferral of net periodic benefit cost(1)	(5,058)	(7,269)	—	—	—	—	(5,058)	(7,269)
Previously deferred pension costs recognized(1)	8,796	8,796	—	—	—	—	8,796	8,796
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,005	$9,119	$1,931	$1,979	$367	$437	$11,303	$11,535
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $9.8 million and $9.4 million, respectively, were recognized in "Other operations and maintenance" and $1.5 million and $2.1 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2025 and 2024.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2025 and 2024 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$23,830	$25,494	$879	$788	$504	$524	$25,213	$26,806
Interest cost	42,113	39,136	4,230	3,999	2,230	2,118	48,573	45,253
Expected return on plan assets	(51,698)	(49,900)	—	—	(1,340)	(1,373)	(53,038)	(51,273)
Amortization of prior service cost	5	1,280	166	165	1,031	1,161	1,202	2,606
Amortization of net loss	—	—	518	984	(1,324)	(1,121)	(806)	(137)
Net periodic benefit cost	14,250	16,010	5,793	5,936	1,101	1,309	21,144	23,255
Regulatory deferral of net periodic benefit cost(1)	(13,620)	(15,320)	—	—	—	—	(13,620)	(15,320)
Previously deferred pension costs recognized(1)	26,387	26,387	—	—	—	—	26,387	26,387
Net periodic benefit cost recognized for financial reporting(1)(2)	$27,017	$27,077	$5,793	$5,936	$1,101	$1,309	$33,911	$34,322
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $29.4 million and $28.2 million, respectively, were recognized in "Other operations and maintenance" and $4.5 million and $6.1 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2025 and 2024.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2025, and during the nine months ended September 30, 2025, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
Financial swaps	Operating revenues	$270	$954	$559	$4,575
Financial swaps	Purchased power	(1,948)	(3,786)	(2,927)	(4,311)
Financial swaps	Fuel expense	(9,145)	(18,359)	(21,881)	(43,544)
Forward contracts	Operating revenues	(4)	—	387	1,278
Forward contracts	Purchased power	12	(1,454)	(458)	(3,135)
Forward contracts	Fuel expense	(322)	(335)	(1,153)	(556)
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

Credit Risk

At September 30, 2025, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2025, was $39.0 million. As of September 30, 2025, Idaho Power posted $30.6 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2025, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $28.7 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2025, and December 31, 2024 (in thousands):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2025
Current:
Financial swaps	Other current assets	$106	$(2)		$104	$2	$(2)		$—
Financial swaps	Other current liabilities	2,836	(2,836)		—	20,476	(16,421)	(1)	4,055
Forward contracts	Other current liabilities	—	—		—	892	—		892
Long-term:
Financial swaps	Other liabilities	1,535	(1,535)		—	4,788	(4,728)	(2)	60
Forward contracts	Other liabilities	—	—		—	10,661	—		10,661
Total		$4,477	$(4,373)		$104	$36,819	$(21,151)		$15,668

December 31, 2024
Current:
Financial swaps	Other current liabilities	3,072	(3,072)		—	18,092	(14,931)	(3)	3,161
Forward contracts	Other current liabilities	—	—		—	1,291	—		1,291
Long-term:
Financial swaps	Other assets	1,939	(1,939)	(4)	—	409	(409)		—
Financial swaps	Other liabilities	177	(177)		—	1,019	(177)		842
Forward contracts	Other liabilities	—	—		—	10,965	—		10,965
Total		$5,188	$(5,188)		$—	$31,776	$(15,517)		$16,259
(1) Current liability derivative amounts offset include $13.6 million of collateral receivable at September 30, 2025.
(2) Long-term liability derivative amounts offset include $3.2 million of collateral receivable at September 30, 2025.
(3) Current liability derivative amounts offset include $11.9 million of collateral receivable at December 31, 2024.
(4) Long-term asset derivative amounts offset include $1.5 million of collateral payable at December 31, 2024.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2025 and 2024 (in thousands of units):

		September 30,
Commodity	Units	2025	2024
Electricity purchases	MWh	208	220
Electricity sales	MWh	—	16
Natural gas purchases	MMBtu	114,725	30,133

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2025.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024 (in thousands).

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$129,934	$—	$—	$129,934	$146,308	$—	$—	$146,308
Idaho Power	137,260	—	—	137,260	158,999	—	—	158,999
Derivatives	104	—	—	104	—	—	—	—
Equity securities	36,251	—	—	36,251	39,772	—	—	39,772
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	5,989	—	—	—	4,099
Liabilities:
Derivatives	4,115	11,553	—	15,668	4,003	12,256	—	16,259
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value as of September 30, 2025, and December 31, 2024, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$2,155	$2,155	$2,155	$2,155
Held-to-maturity securities(1)(2)	32,957	31,514	32,151	29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,052	3,299,724	3,073,662	2,807,803
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$32,957	$31,514	$32,151	$29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,052	3,299,724	3,073,662	2,807,803
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 13 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $1.4 million and $2.7 million as of September 30, 2025, and December 31, 2024, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of September 30, 2025, and December 31, 2024.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2025:
Revenues	$523,549	$868	$—	$524,417
Depreciation and amortization	64,493	—	—	64,493
Other income, net	19,196	93	—	19,289
Interest income including carrying charges on regulatory assets	8,967	2,678	(761)	10,884
Earnings of unconsolidated equity-method investments	996	1,189	—	2,185
Interest expense	44,796	849	(761)	44,884
Income tax (benefit) expense	7,321	365	—	7,686
Net income attributable to IDACORP, Inc.	122,156	2,281	—	124,437
Expenditures for long-lived assets	290,600	123	—	290,723
Total assets as of September 30, 2025	9,825,112	344,141	(93,268)	10,075,985
Three months ended September 30, 2024:
Revenues	$527,487	$1,040	$—	$528,527
Depreciation and amortization	56,388	—	—	56,388
Other income (expense), net	18,828	(58)	—	18,770
Interest income including carrying charges on regulatory assets	8,558	2,183	(854)	9,887
Earnings of unconsolidated equity-method investments	841	1,137	—	1,978
Interest expense	34,061	939	(854)	34,146
Income tax expense (benefit)	16,444	(86)	—	16,358
Net income attributable to IDACORP, Inc.	111,089	2,516	—	113,605
Expenditures for long-lived assets	218,041	22	—	218,063
Nine months ended September 30, 2025:
Revenues	$1,405,173	$2,581	$—	$1,407,754
Depreciation and amortization	185,407	—	—	185,407
Other income (expense), net	55,200	(144)	—	55,056
Interest income including carrying charges on regulatory assets	27,541	8,437	(2,275)	33,703
Earnings of unconsolidated equity-method investments	2,150	2,058	—	4,208
Interest expense	124,019	2,610	(2,275)	124,354
Income tax (benefit) expense	(12,084)	624	—	(11,460)
Net income attributable to IDACORP, Inc.	273,121	6,744	—	279,865
Expenditures for long-lived assets	825,100	252	—	825,352
Nine months ended September 30, 2024:
Revenues	$1,425,606	$2,896	$—	$1,428,502
Depreciation and amortization	165,133	—	—	165,133
Other income (expense), net	49,397	(191)	—	49,206
Interest income including carrying charges on regulatory assets	27,682	5,328	(2,418)	30,592
Earnings of unconsolidated equity-method investments	1,936	1,944	—	3,880
Interest expense	99,175	2,668	(2,418)	99,425
Income tax expense (benefit)	19,885	(1,009)	—	18,876
Net income attributable to IDACORP, Inc.	245,779	5,519	—	251,298
Expenditures for long-lived assets	823,855	114	—	823,969

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months and nine months ended September 30, 2025 and 2024 (in thousands). Items in parentheses indicate charges to AOCI.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Defined benefit pension items
Balance at beginning of period	$(13,481)	$(16,616)	$(13,592)	$(17,184)
Other comprehensive income before reclassification	—	—	(229)	—
Amounts reclassified out of AOCI	171	285	511	853
Balance at end of period	$(13,310)	$(16,331)	$(13,310)	$(16,331)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and nine months ended September 30, 2025 and 2024 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization of defined benefit pension items(1)
Prior service cost	$55	$55	$166	$165
Net loss	173	329	518	984
Total before tax	228	384	684	1,149
Tax benefit(2)	(57)	(99)	(173)	(296)
Total reclassification for the period, net of tax	$171	$285	$511	$853
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

16. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$2,153,655	$2,041,364	$2,096,151	$1,991,319
Net income	122,156	111,089	273,121	245,779
Dividends to parent	(46,778)	(44,458)	(140,239)	(129,103)
Balance at end of period	$2,229,033	$2,107,995	$2,229,033	$2,107,995

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2025, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2025, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2025

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2024 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2025 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In October 2025, Idaho Power reached a settlement stipulation with the IPUC Staff and certain other parties in the Idaho general rate case it filed in May 2025, providing for $110.0 million in additional Idaho-jurisdiction annual revenues, among other items. The settlement stipulation is more fully described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. The IPUC's decision in this matter is pending.
•Idaho Power continues to experience and forecast positive customer growth in its service area. During the first nine months of 2025, Idaho Power's customer count grew by over 11,500 customers and for the twelve months ended September 30, 2025, the customer growth rate was 2.3 percent.
•In September 2025, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP's common stock from $0.86 per share to $0.88 per share, as a part of a 193 percent increase in quarterly dividends over the last fourteen years.
•To help meet growing capacity and energy needs in 2027 and beyond, Idaho Power entered into the following transactions in 2025, which as of the date of this report remain subject to regulatory approval:
◦an agreement to purchase the output of a 100 MW solar facility, coupled with a 100 MW battery energy storage agreement, with a scheduled online date of June 2027;
◦an agreement to acquire an ownership interest in 250 MW and for rights to an additional 250 MW of northbound capacity on SWIP-N, a planned 285-mile high-voltage transmission line; and
◦an agreement to purchase the output of an 80 MW solar facility, with a scheduled online date of June 2027.
•So far in 2025, several key projects achieved notable milestones, underscoring significant progress towards Idaho Power addressing peak capacity and energy needs in 2025 and beyond:
◦commenced construction on the B2H transmission line, with an expected in-service date of late 2027;
◦a 20-year agreement for Idaho Power to utilize storage capacity from a third-party 150 MW battery storage facility commenced, with the facility fully operational;
◦80 MW of company-owned battery storage facilities came on-line, with another 250 MW of company-owned battery storage commencing construction; and

◦Idaho Power filed a CPCN request with the IPUC for a 167 MW expansion of the existing Bennett Mountain natural gas generation facility, with an expected in-service date in 2028.
•In June 2025, Idaho Power filed with the Idaho and Oregon public utility commissions its 2025 IRP, its forecast of load and resources for the next 20 years, including the preferred portfolio of resources necessary to meet predicted demands.
•In September 2025, Idaho Power and the developer of the 600 MW Jackalope Wind project terminated the agreements for the project due to permitting delays and uncertainty around federal land use policies. Accordingly, Idaho Power filed a petition with the IPUC to withdraw the CPCN and approval of the PPA for the project that had previously been approved in June 2025. Idaho Power is pursuing alternative capacity and energy resources to meet the power generation deficit resulting from the termination of these agreements.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Idaho Power net income	$122,156	$111,089	$273,121	$245,779
Net income attributable to IDACORP, Inc.	$124,437	$113,605	$279,865	$251,298
Weighted average outstanding shares – diluted	55,055	53,485	54,522	52,179
IDACORP, Inc. earnings per diluted share	$2.26	$2.12	$5.13	$4.82

The table below provides a reconciliation of net income attributable to IDACORP for the three months and nine months ended September 30, 2025, from the same periods in 2024 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2024		$113.6		$251.3
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment mechanisms	17.6		37.2
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	7.8		19.6
Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms	(5.7)		(0.8)
Other O&M expenses	(4.2)		(22.5)
Depreciation and amortization expense	(8.1)		(20.3)
Other changes in operating revenues and expenses, net	4.3		1.1
Increase in Idaho Power operating income	11.7		14.3
Non-operating expense, net	(9.8)		(19.0)
Additional ADITC amortization	—		16.5
Income tax expense, excluding additional ADITC amortization	9.1		15.5
Total increase in Idaho Power net income		11.0		27.3
Other IDACORP changes (net of tax)		(0.2)		1.3
Net income attributable to IDACORP, Inc. - September 30, 2025		$124.4		$279.9

Net Income - Third Quarter 2025

IDACORP's net income increased $10.8 million for the third quarter of 2025 compared with the third quarter of 2024, due primarily to higher net income at Idaho Power.

A net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $17.6 million in the third quarter of 2025 compared with the third quarter of 2024. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. For more information on the 2024 Idaho Limited-Issue Rate Case, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report.

Customer growth increased operating income by $7.8 million in the third quarter of 2025 compared with the third quarter of 2024, as the number of Idaho Power customers grew by approximately 15,000, or 2.3 percent, during the twelve months ended September 30, 2025. Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms, decreased operating income by $5.7 million in the third quarter of 2025 compared with the third quarter of 2024. Irrigation usage per customer decreased most significantly, as higher precipitation in the third quarter of 2025 compared with the third quarter of 2024 led irrigation customers to use less energy for operating irrigation pumps.

Other O&M expenses in the third quarter of 2025 were $4.2 million higher than the third quarter of 2024. This increase was primarily driven by inflationary pressures on labor-related costs, professional services, and an increase in wildfire mitigation program and related insurance expenses.

Depreciation and amortization expense increased $8.1 million in the third quarter of 2025 compared with the third quarter of 2024, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through the amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, increased operating income by $4.3 million in the third quarter of 2025 compared with the third quarter of 2024, due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms.

Non-operating expense, net, increased $9.8 million in the third quarter of 2025 compared with the third quarter of 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. Interest on a new finance lease also contributed to the increase compared with the third quarter of 2024. This increase was partially offset by an increase in AFUDC in the third quarter of 2025 compared with the third quarter of 2024, as the average construction work in progress balance was higher.

The decrease in income tax expense for the third quarter of 2025, compared with the third quarter of 2024, was primarily due to income tax return adjustments for state taxes and plant-related flow-through items.

Net Income - Year-To-Date 2025

IDACORP's net income increased $28.6 million for the first nine months of 2025 compared with the first nine months of 2024, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $37.2 million in the first nine months of 2025 compared with the first nine months of 2024. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case.

Customer growth increased operating income by $19.6 million in the first nine months of 2025 compared with the first nine months of 2024. Overall, usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms, was relatively flat in the first nine months of 2025 compared with the first nine months of 2024.

Total other O&M expenses in the first nine months of 2025 were $22.5 million higher than the first nine months of 2024. This increase was primarily driven by inflationary pressures on labor-related costs, professional services, and an increase in wildfire mitigation program and related insurance expenses, as well as higher variable employee compensation based on the expected achievement level of performance-based metrics.

Depreciation and amortization expense increased $20.3 million for the first nine months of 2025 compared with the first nine months of 2024, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through the amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, increased operating income by $1.1 million in the first nine months of 2025 compared with the first nine months of 2024, due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms, which increased operating income compared with the first nine months of 2024. This was partially offset by the timing of recording and adjusting of regulatory accruals and deferrals during the first nine months of 2024 that did not reoccur in 2025.

Non-operating expense, net, increased $19.0 million in the first nine months of 2025 compared with the first nine months of 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. Interest on a new finance lease also contributed to the increase compared with the first nine months of 2024. This increase was partially offset by an increase in AFUDC in the first nine months of 2025 compared with the first nine months of 2024, as the average construction work in progress balance was higher.

The decrease in income tax expense for the first nine months of 2025, compared with the first nine months of 2024, was primarily due to income tax return adjustments for state taxes and plant-related flow-through items as well as a $16.5 million increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2025 financial results, Idaho Power recorded $39.0 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first nine months of 2025, compared with $22.5 million of additional ADITC amortization during the same period in 2024.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by several factors and trends, and the impact of those factors and trends is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors and trends are as follows:

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

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, in May 2025 Idaho Power filed a general rate case in Idaho. In October 2025, Idaho Power, the Staff of the IPUC, and several of the intervening parties filed a settlement stipulation with the IPUC related to the 2025 Idaho general rate case filing. The settlement stipulation is subject to approval by the IPUC. The general rate case filing and the settlement stipulation are described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended September 30, 2025, Idaho Power's customer count grew by 2.3 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this variability is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2025, Idaho Power expects generation from its hydropower resources to be in the range of 6.5 million to 7.0 million MWh, compared with actual generation of 7.2 million MWh in 2024 and a 30-year average annual total of approximately 7.7 million MWh.

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

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its North Valmy plant, ceasing participation in coal-fired operations at one unit in 2019 and planning to cease coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of the two units at the North Valmy plant in 2026 and the remaining two units at the Jim Bridger plant in 2030. Units 1 and 2 at the Jim Bridger plant were converted to natural gas in the second quarter of 2024. In June 2024, Idaho Power executed an agreement with its co-owner to facilitate the planned conversion of the two units at the North Valmy plant from coal to natural gas by mid-2026.

•Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower capacity resource. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. As of the date of this report, Idaho Power cannot determine the ultimate terms of, and costs associated with, any resulting long-term licenses for the HCC or American Falls hydropower facilities.

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing number of wildfires of unprecedented severity. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest health. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Idaho Power has developed and adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report and the condensed consolidated financial statements included in this report. In July 2025, the Idaho Wildfire Standard of Care Act became effective. In October 2025, Idaho Power filed a new WMP with the IPUC in accordance with the Act. As of the date of this report, the IPUC's decision is pending. See "Other Matters - Idaho Wildfire Standard of Care Act" for additional detail.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and nine months ended September 30, 2025. In this analysis, the results for the three months and nine months ended September 30, 2025, are compared with the same periods in 2024.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Retail energy sales	4,854	4,854	12,677	12,355
Wholesale energy sales	193	126	1,230	1,355
Energy sales bundled with renewable energy credits	26	—	641	959
Total energy sales	5,073	4,980	14,548	14,669
Hydropower generation	1,483	1,598	5,751	6,008
Steam generation(1)	1,046	1,080	2,183	1,896
Natural gas and other generation	1,276	1,261	2,802	2,822
Total system generation	3,805	3,939	10,736	10,726
Purchased power	1,641	1,375	4,849	4,902
Line losses	(373)	(334)	(1,037)	(959)
Total energy supply	5,073	4,980	14,548	14,669
(1) "Steam generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

Weather-related information for Boise, Idaho, for the three months and nine months ended September 30, 2025 and 2024, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Normal (2)	2025	2024	Normal (2)
Heating degree-days(1)	7	47	94	2,989	2,951	3,181
Cooling degree-days(1)	967	1,147	847	1,248	1,419	1,035
Precipitation (inches)	1.7	0.3	0.8	8.1	11.2	8.0
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

Sales Volume and Generation: Retail sales volumes were flat in the third quarter of 2025 compared with the same period in 2024. This was primarily due to growth in the number of Idaho Power customers, which was mostly offset by a decrease in usage per customer in all customer classes. Greater precipitation and moderate temperatures in Idaho Power's service area during the third quarter of 2025, compared with the third quarter of 2024, led irrigation customers to operate irrigation pumps less. Residential and commercial customers also used less energy per customer for cooling purposes compared to the same period in 2024, contributing to the lower volumes. Retail sales volumes increased 3 percent in the first nine months of 2025 compared with the same period in 2024, primarily due to 2.3 percent growth in the number of Idaho Power customers over the prior twelve months. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation decreased 3 percent for the third quarter of 2025 compared with the third quarter of 2024, due primarily to lower hydropower generation and steam generation, offset partially by an increase in natural gas generation. Total system generation increased slightly in the first nine months of 2025 compared with the same period in 2024, which consists of an increase in steam generation, partially offset by decreased hydropower generation and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and nine months ended September 30, 2025 and 2024, and the number of customers as of September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Retail revenues:
Residential (includes $(4,125), $(6,193), $(9,194), and $(8,982), respectively, related to the FCA)(1)	$195,445	$195,291	$535,505	$525,353
Commercial (includes $(70), $(66), $(150), and $(158), respectively, related to the FCA)(1)	111,510	112,323	304,014	303,031
Industrial	72,079	71,908	205,526	203,990
Irrigation	101,690	109,861	195,172	191,671
Deferred revenue related to HCC relicensing AFUDC(2)	(2,854)	(2,881)	(6,848)	(6,913)
Total retail revenues	$477,870	$486,502	$1,233,369	$1,217,132
Volume of retail sales (MWh)
Residential	1,621	1,596	4,593	4,451
Commercial	1,191	1,182	3,302	3,262
Industrial	984	954	2,817	2,744
Irrigation	1,058	1,122	1,965	1,898
Total retail MWh sales	4,854	4,854	12,677	12,355
Number of retail customers at period end
Residential	557,065	543,520
Commercial	80,707	79,328
Industrial	150	145
Irrigation	22,620	22,549
Total customers	660,542	645,542
(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Idaho Power is collecting approximately $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Effective October 1, 2025, this amount will increase by $29.7 million annually; refer to Note 3 - "Regulatory Matters."

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

Retail revenues decreased $8.6 million during the third quarter of 2025, compared with the same period in 2024. Retail revenues increased $16.2 million during the first nine months of 2025, compared with the same period in 2024. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms, increased retail revenues by $17.6 million and $37.2 million, respectively, for the three months and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $27.7 million and $51.2 million, in the third quarter and first nine months of 2025, respectively, compared with the same periods of 2024. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.3 percent during the twelve months ended September 30, 2025, increased retail revenues by $12.4 million and $30.4 million in the third quarter and first nine months of 2025, respectively, compared with the same periods of 2024.
•Usage: Lower usage (on a per customer basis), in all customer classes decreased retail revenues by $12.9 million in the third quarter of 2025 compared with the same period of 2024, primarily due to weather variations that caused lower usage per customer. Greater precipitation and more moderate temperatures in Idaho Power's service area during the third quarter of 2025 led agricultural irrigation customers to use less energy per customer to operate irrigation pumps and residential and commercial customers to use less energy per customer for cooling purposes compared with the same period in 2024. During the first nine months of 2025, usage in all customer classes was relatively flat, compared with the same period of 2024.
•FCA Mechanism: A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $2.1 million in the third quarter of 2025 compared with the same period in 2024. Conversely, an increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $0.2 million during the first nine months of 2025 compared with the same period in 2024.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except for revenue per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Wholesale energy revenues	$10,520	$6,946	$45,443	$65,759
Wholesale MWh sold	193	126	1,230	1,355
Wholesale energy revenues per MWh	$54.51	$55.13	$36.95	$48.53

In the third quarter of 2025, wholesale energy revenues increased $3.6 million compared with the same period of 2024, due primarily to an increase in wholesale energy volumes sold. Wholesale energy revenues decreased $20.3 million in the first nine months of 2025, due primarily to lower wholesale market prices compared with 2024. Wholesale energy prices were lower during the third quarter and first nine months of 2025 compared with 2024 as more moderate winter and summer weather resulted in lower power prices in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Purchased power expense	$121,276	$114,578	$284,163	$321,860
MWh purchased	1,641	1,375	4,849	4,902
Average cost per MWh	$73.90	$83.33	$58.60	$65.66

Purchased power expense increased $6.7 million, or 6 percent, during the third quarter of 2025 compared with the third quarter of 2024, primarily due to a 19 percent increase in MWh purchased to help meet customer demand. Purchased power expense decreased $37.7 million, or 12 percent, during the first nine months of 2025, compared with the same period of 2024, primarily due to lower wholesale energy market prices in the region.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fuel Expense
Steam(1)	$37,350	$33,145	$85,082	$74,554
Natural gas(2)	37,642	40,326	94,156	113,857
Total fuel expense	$74,992	$73,471	$179,238	$188,411
MWh generated
Steam(1)	1,046	1,080	2,183	1,896
Natural gas(2)	1,276	1,261	2,802	2,822
Total MWh generated	2,322	2,341	4,985	4,718
Average cost per MWh - Steam	$35.71	$30.69	$38.97	$39.32
Average cost per MWh - Natural gas	$29.50	$31.98	$33.60	$40.35
Weighted average, all sources	$32.30	$31.38	$35.96	$39.93

(1) "Steam" is composed of expenses and generation from steam plants that are fueled by only coal or by both coal and natural gas.
(2) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned plants is purchased through long-term contracts, including coal purchases from BCC, a one-third owned investment of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies the majority of the coal used by the Jim Bridger plant and BCC does not have significant sales to third parties. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense increased $1.5 million, or 2 percent, in the third quarter of 2025, but decreased $9.2 million, or 5 percent, in the first nine months of 2025 compared with the same periods of 2024. The increase in fuel expense in the third quarter of 2025 compared with the third quarter of 2024 was primarily due to a 3 percent increase in the total average cost per MWh from all sources and partially offset by a 1 percent decrease in MWh generated from steam and natural gas generation. The decrease in fuel expense in the first nine months of 2025 compared with the same period of 2024, was primarily due to a 10 percent decrease in the total average cost per MWh from all sources and partially offset by a 6 percent increase in MWh generated from steam and natural gas generation to serve load compared with the same period in 2024.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the third quarters of 2025 and 2024, and the first nine months of 2025 and 2024, losses on financial gas hedges of $9.1 million and $18.4 million, and $21.9 million and $43.4 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Variability of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the variability of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases, battery storage leases, and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Idaho power supply cost (deferral) accrual	$(2,002)	$(6,759)	$46,935	$26,761
Oregon power supply cost (deferral) accrual	(523)	118	(2,317)	2,471
Amortization of prior year authorized balances	(15,770)	27,420	13,349	73,065
Total power cost adjustment (income statement)	$(18,295)	$20,779	$57,967	$102,297

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the third quarter of 2025, higher purchased power and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in a deferral of power supply costs by the mechanism. During the first nine months of 2025, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses increased $4.2 million and $22.5 million in the third quarter and first nine months of 2025, respectively, compared with the same periods of 2024. These increases were primarily driven by inflationary pressures on labor-related costs, professional services, an increase in wildfire mitigation program and related insurance expenses, as well as higher variable employee compensation based on the expected achievement level of performance-based metrics.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $30.3 million and $32.0 million, respectively, for the nine months ended September 30, 2025, when compared with the same period in 2024, primarily due to income tax return adjustments for state taxes and plant-related flow-through items, and increased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report, and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators.

As of October 24, 2025, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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
•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of October 24, 2025, would have been approximately $144 million;
•IDACORP's FSAs, independent of the ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of October 24, 2025, would have been approximately $562 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $500 million remains available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the fourth quarter of 2025. IDACORP may discontinue using original issuances of shares for these plans at any time.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2025, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	52%	54%
Equity	48%	46%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At September 30, 2025, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2025.

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

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2025, were $464 million and $465 million, respectively, an increase in cash flows from operations of $6 million for IDACORP and a decrease of $5 million for Idaho Power, when compared with the same period in 2024. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first nine months of 2025 when compared with the same period in 2024 were as follows:

•a $28 million and $27 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, decreased IDACORP and Idaho Power operating cash flows by $32 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $18 million and $8 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled receivables decreased operating cash flows by $31 million for IDACORP and $33 million for Idaho Power;
◦the changes in prepayments increased operating cash flow by $4 million for IDACORP and Idaho Power, which was primarily due to the timing of insurance prepayments;
◦the changes in materials, supplies, and fuel stock increased operating cash flows by $67 million for IDACORP and Idaho Power, which was due to the timing of purchases and consumption of materials and supplies inventory at Idaho Power and coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable decreased operating cash flows by $17 million for Idaho Power, which was primarily due to intercompany tax payments; and
◦the changes in other assets and liabilities decreased operating cash flows by $27 million for IDACORP and Idaho Power. This decrease was primarily related to the timing of refundable transmission network upgrade deposits and a power purchase agreement security deposit.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2025, were $731 million and $717 million, respectively, decreasing cash outflow by $26 million for IDACORP and by $37 million for Idaho Power when compared with the same period in 2024. Investing cash outflows for 2025 and 2024 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements.

Investing cash outflows were partially offset in 2025 and 2024 by reimbursements from a B2H project joint permitting participant relating to a portion of the permitting expenditures.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2025, were $231 million and $230 million, respectively, a decrease of $168 million and $138 million for IDACORP and Idaho Power, respectively, when compared with the same period in 2024. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from the issuance of first mortgage bonds, partially offset by the repayment of variable rate bonds and dividend payments. IDACORP and Idaho Power financing cash inflows for 2024 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, IDACORP's issuance of common stock, and Idaho Power's receipt of a capital contribution from IDACORP, partially offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In March 2025, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $52 million. IDACORP did not execute any FSAs or otherwise issue shares under the ATM offering program after March 2025. At September 30, 2025, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATM offering program was $145 million, and $155 million in shares of IDACORP’s common stock remained available for issuance. If IDACORP had elected to physically settle the FSAs under its ATM offering program as of October 24, 2025, by delivering shares of common stock, cash proceeds would have been approximately $144 million. IDACORP may settle the FSAs under its ATM offering program at any time, up to their respective maturity dates, of approximately one year following execution.

In May 2025, IDACORP executed FSAs, independent of the ATM offering program, with various counterparties at an aggregate gross sales price of $575 million. If IDACORP had elected to physically settle these FSAs as of October 24, 2025, by delivering shares of common stock, cash proceeds would have been approximately $562 million. IDACORP may settle these FSAs at any time, up to their maturity date of November 9, 2026.

Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At September 30, 2025, $500 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the condensed consolidated financial statements included in this report.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2025		December 31, 2024
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	—	—	(19,885)
Net balance available	$100,000	$400,000	$100,000	$380,115
(1) American Falls bonds that Idaho Power could have been required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds had been unable to sell the bonds to third parties. The American Falls bonds were repaid in full on February 3, 2025.
(2) Holding company only.

On October 24, 2025, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding.

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $799 million during the nine months ended September 30, 2025. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2025 (including amounts incurred to-date) through 2029 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, permitting, legal processes, regulatory determinations, inflationary pressures, macroeconomic conditions, tariffs, or other issues, including those described below.

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

Resource Additions to Address Projected Energy and Capacity Deficits: Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs in 2025 and beyond, Idaho Power:

•entered into contracts or plans to purchase, own, and operate 330 MW of battery storage assets with expected useful lives of approximately 20 years;
•entered into two 20-year agreements to purchase the storage capacity from battery storage facilities totaling 250 MW;

•entered into an energy and capacity market purchase agreement with an energy marketer, giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•entered into five PPAs for the combined 825 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of three of these solar PPAs totaling 645 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program; and
•submitted an application to the IPUC for a CPCN for an expansion of generating capacity at the existing Bennett Mountain power plant of up to 167 MW of natural gas-fueled generation in 2028.

The capital requirements table above includes capital expenditures of more than $730 million from 2025 through 2029 for resource additions to address projected energy and capacity deficits in those years and beyond. Idaho Power continues to evaluate resource needs and outstanding RFPs. Actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures, depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under PPAs or similar agreements, and the outcome of regulatory proceedings.

B2H Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, will provide transmission service to meet future resource needs. Idaho Power began construction in June 2025 and, based on the anticipated construction schedule as of the date of this report, expects the transmission line will be in service by late 2027.

As more fully described in the 2024 Annual Report, Idaho Power's ownership interest in the project is approximately 45 percent. Idaho Power has spent approximately $578 million, including Idaho Power's AFUDC, on the B2H project through September 30, 2025. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $300 million in reimbursement as of September 30, 2025, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, two parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H. OPUC's case to address these complaints is in its initial stages and remains pending as of the date of this report.

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

Idaho Power has expended approximately $84 million, including Idaho Power's AFUDC, for its share of the project through September 30, 2025. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and Segment 8 construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments, and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $615 million of Idaho Power's share of estimated costs (excluding AFUDC), based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacifiCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, tariffs, macroeconomic conditions, or other issues.

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence in 2026 and take approximately two years to complete. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term.

Jackalope Wind Project: In October 2024, Idaho Power entered into agreements with a counterparty and certain of its affiliates to develop the Jackalope Wind Project, which consisted of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of approximately 300 MW of generation to Idaho Power's system from a wind-powered generation facility located in Sweetwater County, Wyoming, and (ii) a co-located wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. In September 2025, due to permitting delays and uncertainty around federal land use policies, Idaho Power, the counterparty, and the applicable affiliates of the counterparty terminated the agreements for the Project.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2025, and during the nine months ended September 30, 2025, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the nine months ended September 30, 2025, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

In 2023, Idaho Power's general rate case in Idaho was resolved by the IPUC's approval of the 2023 Settlement Stipulation in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. In 2024, Idaho Power filed a limited-issue rate case in Idaho, the 2024 Idaho Limited-Issue Rate Case, which the IPUC resolved through its order issued in December 2024 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2025. In May 2025, Idaho Power filed a general rate case in Idaho, requesting rates to be effective on or after January 1, 2026. The 2025 Settlement Stipulation was filed for that rate case on October 24, 2025. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information regarding the Idaho general rate case filing and the 2025 Settlement Stipulation. Idaho Power's most recently concluded general rate case in Oregon was resolved by the OPUC's approval of settlement stipulations in September 2024 for rates that went into effect for Oregon-jurisdiction customers on October 15, 2024. Refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report for additional information relating to the 2023 Idaho general rate case, 2024 Idaho Limited-Issue Rate Case, and Oregon general rate case.

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

Notable Retail Rate or Revenue Changes

During 2025, Idaho Power received orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2025	$94.8 million PCA decrease for the period from June 1, 2025 to May 31, 2026	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate decrease primarily reflects a decrease in the balancing adjustment, which is due primarily to the completed recovery of the 2023 balancing adjustment, which was recovered over two years.
FCA - Idaho	New FCA rate became effective June 1, 2025	$39.8 million FCA decrease for the period from June 1, 2025 to May 31, 2026	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	New APCU rate became effective June 1, 2025	$1.8 million APCU decrease for the period from June 1, 2025 to May 31, 2026	The rate decrease reflects a decrease in expected net power supply expense for the March 2025 APCU forecast combined with an increase in normalized net power supply expense for the October 2024 APCU.
HCC - Idaho	New rates became effective October 1, 2025	$29.7 million increase, effective October 1, 2025	The requested adjustment increases cash collection of AFUDC associated with relicensing of the HCC project.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulations

The 2018 Settlement Stipulation and the 2023 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2024 Annual Report. The 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2025 Idaho ROE, in the third quarter and first nine months of 2025, Idaho Power recorded $2.5 million and $39.0 million, respectively, in additional ADITC amortization under the settlement stipulations. If approved by the IPUC, the 2025 Settlement Stipulation would modify the Idaho earnings support and sharing components as described in Note 3 – "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions address the variability of power supply costs and provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described further in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2025 (in millions).

	Idaho	Oregon	Total
Balance at December 31, 2024	$18.5	$(3.9)	$14.6
Current period net power supply costs (accrued) deferred	(50.4)	2.3	(48.1)
Prior amounts (collected) refunded through rates	(14.1)	0.8	(13.3)
Renewable energy credit sales	(28.2)	(1.2)	(29.4)
Interest and other	(1.8)	0.1	(1.7)
Balance at September 30, 2025	$(76.0)	$(1.9)	$(77.9)

Open Access Transmission Tariff Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. In September 2025, Idaho Power filed its 2025 final transmission rate with the FERC, reflecting a transmission rate of $34.16 per kilowatt-year (kW-year), to be effective for the period from October 1, 2025, to September 30, 2026. Idaho Power's final rate was based on a net annual transmission revenue requirement of $148.5 million. The OATT rate in effect from October 1, 2024, to September 30, 2025, was $31.55 per kW-year based on a net annual transmission revenue requirement of $137.9 million. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours.

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2025, which identified the need for significant resources to meet projected capacity deficits in the near-term.

In August 2024, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond. Idaho Power issued the RFP in August 2024 soliciting resources with a commercial operation date (COD) no later than April 1, 2028 (2028 bids), as well as bids with a COD after April 1, 2028. In March 2025, the OPUC acknowledged the final shortlist of 2028 bids, subject to certain conditions. In July 2025, Idaho Power filed a request for acknowledgement from the OPUC for the final shortlist of bids with a COD no later than June 1, 2029 (2029 bids). Bids from Idaho Power are included in the final shortlist of 2029 bids. In August 2025, the OPUC acknowledged the final shortlist of 2029 bids, subject to certain conditions.

In December 2024, Idaho Power filed an application with the IPUC for the Jackalope Wind Project, consisting of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of 300 MW of generation to Idaho Power's system, and (ii) a wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. In its application, Idaho Power requested that the IPUC approve the PPA and grant a CPCN for the wind turbine generator power plant. In June 2025, the IPUC approved the PPA and granted the CPCN. However, due to the termination of the agreements for the Jackalope Wind Project following a delay in the planned commercial operation date of the Project, in September 2025, Idaho Power filed a petition with the IPUC to withdraw the CPCN and approval of the PPA for the Project. As of the date of this report, the IPUC's decision is pending.

Also in December 2024, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire and own two battery storage facilities with a total of 100 MW of operating capacity to address Idaho Power's identified capacity deficiency in 2026. In October 2025, the IPUC granted the CPCN.

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

In March 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 20-year PPA with Crimson Orchard Solar LLC supplying 100 MW of output to Idaho Power, (2) approving the 20-year energy storage agreement (ESA) with Crimson Orchard Solar for 100 MW of dispatchable energy storage capacity, and (3) acknowledging the lease accounting necessary to facilitate the transaction and that the resulting expenses associated with both the PPA and the ESA are prudently incurred for ratemaking purposes. In August 2025, Idaho Power also filed with the IPUC for approval of amendments to the PPA and ESA for Crimson Orchard Solar. As of the date of this report, the IPUC's decision is pending.

In September 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 25-year PPA with Blacks Creek Energy Center, LLC supplying 80 MW of output to Idaho Power and (2) acknowledging that the resulting expenses associated with the PPA are prudently incurred for ratemaking purposes. As of the date of this report, the case remains pending.

In September 2025, Idaho Power filed an application with the IPUC for a CPCN for the expansion of Idaho Power's existing Bennett Mountain power plant to include the addition of a natural gas-fueled facility providing up to 167 MW of generation to meet an identified capacity deficit in 2028, as well as confirmation and approval by the IPUC of Idaho Power's accrual of AFUDC in connection with the expansion. As of the date of this report, the case remains pending.

Large Customer Rate Proceedings

In December 2024, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for Micron Idaho Semiconductor Manufacturing (Triton) LLC, a subsidiary of Micron Technology, Inc. (Micron), for electric service for Micron's new memory manufacturing fabrication complex located in Boise, Idaho. The special contract anticipates a significant increase in load on Idaho Power's system that will ramp over a number of years beginning in 2026. As of the date of this report, the case remains pending.

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

Relicensing costs of $526 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2025. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $38.5 million of AFUDC annually relating to relicensing of the HCC project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2025, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $269 million. As discussed above, in March 2025, Idaho Power filed an application with the IPUC to increase the annual cash collection of AFUDC associated with relicensing of the HCC project from $8.8 million to $38.5 million. In September 2025, the IPUC approved Idaho Power's proposed increase in annual cash collection to recover AFUDC associated with relicensing of the HCC project, effective October 1, 2025.

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

American Falls Relicensing: In 2020, Idaho Power filed with the FERC a notice of intent to file an application to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW and FERC authorized installed capacity of 67.5 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. Idaho Power filed the final relicensing application with the FERC in February 2023. In September 2024, the Idaho Department of Environmental Quality issued a final CWA Section 401 water quality certification. The FERC released its environmental assessment in accordance with NEPA in January 2025. Three parties commented on the environmental assessment, and Idaho Power has responded to those comments.

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

In June 2025, the EPA published proposed rules to repeal greenhouse gas emissions standards for fossil fuel-fired power plants and to repeal certain amendments to the MATS, including the revised filterable particulate matter (fPM) emission standard; the revised fPM emission standard compliance demonstration requirements; and the revised mercury emission standard for lignite-fired electric utility steam generating units. In August 2025, the EPA proposed a rule to reconsider the EPA's 2009 greenhouse gas endangerment finding. The proposed rules are subject to public comment and remain pending as of the date of this report. The EPA has not yet taken official action on any of the other items mentioned in its March 2025 announcement. Idaho Power will continue to actively monitor these proposals and any other pending or potential environmental regulations related to environmental matters that may have an impact on its future operations. Given uncertainties regarding the outcome and timing for these EPA proposals, Idaho Power is unable to estimate the impact on Idaho Power of any such proposals.

National Environmental Policy Act Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. The Council on Environmental Quality (CEQ) under previous Presidential Administrations had issued guidance to federal agencies in issuing their own regulations regarding the implementation of NEPA for projects under their jurisdiction. However, a CEQ interim final rule effective in April 2025 removed all CEQ NEPA implementing regulations.

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

In July 2025, a number of federal agencies, including the Department of the Interior, the Department of Energy, the Army Corps of Engineers, and the Department of Transportation, issued interim final rules revising their procedures for implementing NEPA. These interim final rules were issued in response to the Supreme Court's Seven County decision, the removal of the CEQ's NEPA implementing regulations, and the current Presidential Administration's executive orders regarding the energy industry.

These actions may result in significant changes to the way federal environmental laws and regulations are enforced, but as of the date of this report, Idaho Power is unable to predict the ultimate impact of these actions on Idaho Power and its operations.

Endangered Species Act Matters

In April 2025, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service issued a proposed rule to rescind the definition of "harm" under the ESA in their respective regulations. If adopted, the proposed rescission of the definition of harm would likely have the effect of reducing the applicability of the ESA in some contexts. As of the date of this report, Idaho Power is unable to determine with any specificity the impact on Idaho Power of the proposed rule.

Invasive Species Management

Quagga mussels are an invasive species that were first detected in the Snake River system in 2023 in the mid-Snake River near Twin Falls, Idaho, in Idaho Power's service area. Quagga mussel infestations can clog and damage irrigation, hydropower, and water delivery facilities and increase the costs to maintain such facilities. The Idaho State Department of Agriculture (ISDA) treated the affected area in 2023 and 2024 with a copper-based, EPA-approved treatment. ISDA sampling in 2025 detected the continued presence of quagga mussels. As a result, the ISDA performed additional treatments in September and October 2025 in an effort to eradicate quagga mussels in the affected area. As of the date of this report, Idaho Power cannot predict the extent to which the additional treatments will be successful in eradicating quagga mussels from the Snake River or the potential increase in other O&M expenses related to quagga mussel mitigation efforts. If a quagga mussel infestation occurs, it may result in increased other O&M costs for mitigation efforts and other adverse impacts for Idaho Power's operation of its hydropower facilities in any infested areas.

OTHER MATTERS

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law. Among its key provisions, the OBBB updates renewable energy tax incentives originally established under the Inflation Reduction Act of 2022, including the Clean Electricity Production Tax Credit and the Investment Tax Credit. Under the new law, solar and wind facilities that begin construction before July 4, 2026, will remain eligible for the credits, consistent with existing guidance on construction start dates. Projects that commence after this deadline must be placed in service by a specified date to qualify. For certain other eligible technologies, a gradual phase-out of the credits will begin in 2034, with no credits available for projects that begin construction after 2035. The OBBB also introduces new restrictions for facilities that receive material support from a prohibited foreign entity as well as other corporate-related income tax law changes. IDACORP and Idaho Power continue to evaluate the OBBB and, as of the date of this report, do not anticipate material impacts from the OBBB to projects for which Idaho Power has already executed agreements to own generation resources.

Executive Orders of the Current Presidential Administration

Beginning in January 2025, the Administration has released several executive orders that may impact Idaho Power. These executive orders include, but are not limited to, orders regarding tariffs, the electric grid, the coal industry, revocation of executive orders of prior Presidential Administrations, federal grantmaking, and other orders intended to regulate international trade, strengthen the U.S. energy industry, and/or promote deregulation, including with respect to environmental and energy-related regulations. The outcome of these executive orders and U.S. federal agencies' review of regulations covered by executive orders is generally difficult to predict. However, in some instances, federal grants which Idaho Power has been awarded have been delayed or withdrawn, and other federal grants to Idaho Power may experience similar treatment in the future.

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

Executive orders may be affected by Congressional action. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described in this MD&A, Idaho Power is uncertain whether and to what extent the executive orders, any future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders and new or revised legislation or regulation.

Idaho Wildfire Standard of Care Act

In April 2025, Idaho enacted the Wildfire Standard of Care Act (Idaho Code § 61-1801 through 1808), which became effective in July 2025. The Act requires Idaho electric public utilities to prepare wildfire mitigation plans annually to mitigate wildfire risk, submit the plans to the IPUC for review and approval, and implement the plans upon IPUC approval. An electric utility's wildfire mitigation plan approved by the IPUC establishes the utility's duty to its shareholders and the public with respect to wildfire risk. On September 30, 2025, the IPUC issued an order establishing a filing schedule permitting Idaho Power to file its WMP with the IPUC no earlier than October 1, 2025. Idaho Power filed its WMP with the IPUC on October 10, 2025. The Act provides up to six months for the IPUC to review and approve a WMP after it is filed. As of the date of this report, the IPUC's decision is pending.

Critical Accounting Policies and Estimates

IDACORP's and Idaho Power's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled receivables, and the allowance for uncollectible accounts. These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2024, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2025. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2025, IDACORP had no variable rate debt.

Fixed Rate Debt: As of September 30, 2025, IDACORP had $3.5 billion in fixed rate debt, with a fair value of approximately $3.3 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $398 million if market interest rates were to decline by one percentage point from their September 30, 2025 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2025, Idaho Power posted $31 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of September 30, 2025, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $34 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2025, had not changed materially from that reported in Item 7A of the 2024 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2025, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2025, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	October 30, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 30, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	October 30, 2025	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 30, 2025	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer