Form 10-K
period 2025-12-31
IDACORP INC; IDAHO POWER CO
filed 2026-02-19
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________________________

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices, zip code and telephone number			I.R.S. Employer Identification No.
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation: Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Idaho Power Company:	Preferred Stock
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☒	No	☐
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
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

IDACORP, Inc.	☐	Idaho Power Company	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
Aggregate market value of voting and non-voting common stock held by non-affiliates (as of June 30, 2025):

IDACORP, Inc.:	$6,209,260,280	Idaho Power Company:	None
Number of shares of common stock outstanding as of February 13, 2026:

IDACORP, Inc.:	54,899,034	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5
Available Information		7

Part I

Item 1	Business	8
	Information about our Executive Officers	20
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments	35
Item 1C	Cybersecurity	35
Item 2	Properties	36
Item 3	Legal Proceedings	37
Item 4	Mine Safety Disclosures	38

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	39
Item 6	[Reserved]	40
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8	Financial Statements	76
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	139
Item 9A	Controls and Procedures	139
Item 9B	Other Information	143
Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	143

Part III

Item 10	Directors, Executive Officers, and Corporate Governance*	143
Item 11	Executive Compensation*	143
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	143
Item 13	Certain Relationships and Related Transactions, and Director Independence*	144
Item 14	Principal Accountant Fees and Services*	144

Part IV

Item 15	Exhibits and Financial Statement Schedules	145
Item 16	Form 10-K Summary	154

Signatures		155

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2026 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IPUC	-	Idaho Public Utilities Commission
2024 Idaho Limited-Issue Rate Case	-	A limited-issue rate case Idaho Power filed with the IPUC in May 2024	IRP	-	Integrated Resource Plan
2024 Oregon Settlement Stipulations	-	Settlement stipulations approved by the OPUC in September 2024 settling Idaho Power's general rate case filed with the OPUC in December 2023	Jim Bridger plant	-	Jim Bridger power plant
2025 IRP	-	2025 Integrated Resource Plan	kWh	-	Kilowatt-hour
2025 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2025 Idaho general rate case	LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan
ADITC	-	Accumulated Deferred Investment Tax Credits	MATS Rule	-	Mercury and Air Toxics Standards
AFUDC	-	Allowance for Funds Used During Construction	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AOCI	-	Accumulated Other Comprehensive Income	MMBtu	-	Million British Thermal Units
APCU	-	Annual power cost update	Moody's	-	Moody’s Investors Service
ATM	-	At-the-market offering program	MW	-	Megawatt
B2H	-	Boardman-to-Hemingway, a high-voltage transmission line project	MWh	-	Megawatt-hour
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NAV	-	Net Asset Value
BLM	-	U.S. Bureau of Land Management	NEPA	-	National Environmental Policy Act
BPA	-	Bonneville Power Administration	NMFS	-	National Marine Fisheries Service
CAA	-	Clean Air Act	NPSE	-	Net power supply expense
CO2	-	Carbon Dioxide	North Valmy plant	-	Idaho Power’s jointly-owned gas-fired generating plant in Valmy, Nevada
CPCN	-	Certificate of Public Convenience and Necessity	O&M	-	Operations and Maintenance
CWA	-	Clean Water Act	OATT	-	Open Access Transmission Tariff
EIS	-	Environmental Impact Statement	OPUC	-	Public Utility Commission of Oregon
EPA	-	U.S. Environmental Protection Agency	Oregon Sale	-	The sale of Idaho Power's Oregon electric distribution business and certain Oregon transmission assets to OTEC
ESA	-	Endangered Species Act	OTEC	-	Oregon Trail Electric Consumers Cooperative, Inc.
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	PPA	-	Power purchase agreement
FERC	-	Federal Energy Regulatory Commission	PURPA	-	Public Utility Regulatory Policies Act of 1978
FPA	-	Federal Power Act	REC	-	Renewable Energy Credit
FSA	-	Forward sale agreement	RFP	-	Request for proposals
GAAP	-	Accounting principles generally accepted in the United States of America	SEC	-	U.S. Securities and Exchange Commission
GHG	-	Greenhouse Gas	SIP	-	State Implementation Plan
GWW	-	Gateway West, a high-voltage transmission line project	SMSP	-	Security Plans for Senior Management Employees I and II
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SWIP-N	-	Southwest Intertie Project-North, a planned high-voltage transmission line project
IDACORP	-	IDACORP, Inc., an Idaho Corporation	USFWS	-	U.S. Fish and Wildlife Service
Idaho Power	-	Idaho Power Company, an Idaho Corporation	Western EIM	-	Energy imbalance market implemented in the western United States
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	WMP	-	Wildfire Mitigation Plan
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	WPSC	-	Wyoming Public Service Commission
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.

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
•expenses and risks associated with capital expenditures and contractual obligations for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete, are delayed, have cost increases due to tariffs, supply chain constraints, or other factors, or that may not be deemed prudent by regulators for cost recovery or return on investment;
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, including as a result of tariffs, supply chain constraints, permitting requirements and limitations, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers and generate revenues;
•the rapid addition of new industrial customer load and the volatility and timing of such new load demand, resulting in increased risks and costs of power demand potentially exceeding Idaho Power's available generation capacity and of revenue volatility;
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
•changes in residential, commercial, irrigation, and industrial growth and demographic patterns within Idaho Power's service area, and the associated impacts on loads and load growth;
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
•unaligned goals and positions with co-owners of Idaho Power’s existing and planned generation and transmission assets that may adversely impact Idaho Power's ability to construct and operate those facilities in a manner most suitable to Idaho Power;
•changes in tax laws or related regulations or interpretations of applicable laws or regulations by federal, state, or local taxing jurisdictions, and the availability of expected tax credits or other tax benefits;
•ability to obtain debt and equity financing or refinance existing debt when necessary and on satisfactory terms, which can be affected by factors such as credit ratings, reputational harm, volatility or disruptions in the financial markets, interest rates, decisions by the state public utility commissions, and the companies' past or projected financial performance;
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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 664,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2025. Approximately 561,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, education, and information technology. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 69 cities in Idaho and 9 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.4 million. On February 13, 2026, Idaho Power entered into a definitive agreement to sell its Oregon electric distribution business and associated distribution assets, as well as certain Oregon transmission assets to OTEC. For further information regarding the proposed transaction, see Note 22 - "Sale of Oregon Assets" to the consolidated financial statements included in this report.

The following figure represents Idaho Power's current service area without regard to the Oregon Sale.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, OPUC, and FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, OPUC, and WPSC as to the issuance of debt and equity securities. As a public utility under the FPA, Idaho Power has been granted the authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Additionally, the FERC has jurisdiction over Idaho Power's sale of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability and security, among other items.

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

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as its core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP’s strategy is focused on four areas: keeping employees safe and engaged, growing financial strength, improving Idaho Power's core business, and enhancing Idaho Power’s brand. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to safely provide reliable and affordable energy to its customers from diversified generation resources.

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, OPUC, and FERC authorize Idaho Power to charge for electric power and services are critical factors in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, more information on Idaho Power's regulatory framework and rate regulation can be found in the “Regulatory Matters” section of Part II, Item 7 – MD&A and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators, after recovery of allowable operating expenses, including depreciation on capital investments. Idaho Power regularly evaluates the need to request changes in its retail electricity price structure through the use of general rate cases, power cost adjustment mechanisms, an FCA mechanism in Idaho, balancing accounts, and also uses tariff riders and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or near the time when the costs are incurred.

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

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2025	2024	2023
Retail revenues (thousands of dollars):
Residential (includes $3,972, $(2,686), and $37,233, respectively, related to the FCA)	$708,126	$700,586	$684,649
Commercial (includes $(76), $(170), and $1,338, respectively, related to the FCA)	394,313	397,385	378,330
Industrial	270,571	267,211	244,538
Irrigation	198,468	196,401	173,929
Deferred revenue related to HCC relicensing AFUDC(1)	(15,120)	(8,803)	(8,780)
Total retail revenues	1,556,358	1,552,780	1,472,666
Wholesale energy sales	55,989	73,908	63,421
Transmission wheeling-related revenues	72,231	79,173	80,357
Energy efficiency program revenues	30,480	27,581	31,948
Other revenues	94,551	89,523	114,502
Total electric utility operating revenues	$1,809,609	$1,822,965	$1,762,894
Energy sales (thousands of MWh):
Residential	6,010	5,964	5,903
Commercial	4,348	4,332	4,269
Industrial	3,775	3,680	3,538
Irrigation	2,044	1,995	1,805
Total retail energy sales	16,177	15,971	15,515
Wholesale energy sales	1,381	1,412	840
Energy sales bundled with RECs	1,516	1,406	1,255
Total energy sales	19,074	18,789	17,610

(1) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process in its Idaho jurisdiction, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Effective October 1, 2025, Idaho Power began collecting $38.5 million annually. Prior to October 1, 2025, Idaho Power collected $8.8 million annually. For more information refer to Note 3 - "Regulatory Matters" to the consolidated financial statements in this report. Amounts collected in the Idaho jurisdiction are recognized as deferred revenue until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

Idaho Power also provides energy transmission services through its OATT. The OATT rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1. The FERC oversees mandatory transmission and network reliability standards, as well as power and transmission markets, including protection against market manipulation. These mandatory reliability standards were developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, which have responsibility for compliance and enforcement of reliability and security standards.

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

Power Supply

Overview: Idaho Power primarily relies on company-owned hydropower, gas-fired, and coal-fired generation facilities, energy storage, and long-term PPAs to supply the energy needed to serve customers and to make power sales into the wholesale markets. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year. Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.”

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

	Power Supply			Percent of Total Generation
	2025	2024	2023	2025	2024	2023
	(thousands of MWh)
Hydropower plants	7,021	7,203	6,548	52%	54%	55%
Jointly-owned thermal plants(1)	2,906	2,474	2,473	21%	18%	21%
Natural gas-fired plants	3,685	3,843	2,917	27%	28%	24%
Total system generation	13,612	13,520	11,938
Purchased power	6,783	6,541	7,027
Total power supply	20,395	20,061	18,965
(1) "Jointly-owned thermal plants" are composed of generation from plants that are fueled by only coal or by both coal and natural gas.

Hydropower Generation: Idaho Power operates 17 hydropower projects located on the Snake River and its tributaries. Together, these hydropower facilities provide a total nameplate capacity of 1,818 MW and have averaged total annual generation of approximately 7.3 million MWh over the last 20 years. The amount of water available for hydropower generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydropower facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summertime irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydropower projects on the Snake River.

In 2025, hydropower generation was 7.0 million MWh, a decrease from 2024 and an increase from 2023, due to changes in snow accumulation and reservoir storage throughout most of the Snake River basin. In 2024, average snowpack conditions paired with above average reservoir storage upstream of Idaho Power's hydropower projects resulted in hydropower generation of 7.2 million MWh. In 2023, snow accumulation was well above normal but reservoir storage upstream of Idaho Power's hydropower projects was well below normal, causing much of the spring season runoff to fill reservoirs above Idaho Power's hydropower system and resulted in lower than average hydropower generation of 6.5 million MWh. Idaho Power's 2026 estimate of annual generation from its hydropower facilities is between 5.5 million MWh and 7.5 million MWh.

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

Jointly-Owned Thermal Generation: Idaho Power co-owns the following coal and gas-fired steam generation power plants:

•Jim Bridger, located in Wyoming, in which Idaho Power has a one-third interest; and
•North Valmy, located in Nevada, in which Idaho Power has a 50 percent interest.

PacifiCorp is the operator of the Jim Bridger plant. BCC supplies coal to generating units 3 and 4 at the Jim Bridger plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2027. BCC has reserves to provide coal deliveries through the current term of the agreement, as well as reserves available to allow for an extension of the term agreement. Idaho Power has an established process approved by the IPUC for recovery of non-fuel, coal-related costs related to Idaho Power’s plan to end its participation in coal-fired operations at the Jim Bridger plant. The conversion from coal to natural gas of generating units 1 and 2 at the Jim Bridger plant was completed in the spring of 2024.

NV Energy is the operator of the North Valmy plant. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s completed exit from participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in coal-fired operations at unit 1 of the North Valmy plant in December 2019 and unit 2 of the North Valmy plant in December 2025.

Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that included the conversion from coal to natural gas of both units at the North Valmy plant in 2026 and the remaining two units at the Jim Bridger plant in 2030. The conversion of North Valmy unit 1 has been completed and the unit was placed in-service in December 2025 and the conversion of North Valmy unit 2 is expected to be completed by mid-2026. For more information on the 2025 IRP, refer to "Resource Planning" in this Item 1 – "Business." Idaho Power expects to seek approval from the IPUC and OPUC for any necessary adjustments to plant retirement dates to align with its current resource plan.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined-cycle combustion turbine power plant and the Danskin and Bennett Mountain natural gas-fired simple-cycle combustion turbine power plants. All three plants are located in Idaho. As noted previously, in the spring of 2024, the conversion of two units at the Jim Bridger plant from coal to natural gas-fired steam turbines was completed. In addition, the conversion of unit 1 at North Valmy has been completed and the unit was placed in-service in December 2025 and the conversion of unit 2 is expected to be completed by mid-2026. In September 2025, Idaho Power filed an application with the IPUC for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant in 2028, as discussed further in Part II, Item 7 – MD&A – "Regulatory Matters."

Idaho Power operates the Langley Gulch plant as a baseload unit and the Danskin and Bennett Mountain plants to serve load and meet peak supply needs. The natural-gas-fired units at the Jim Bridger plant and North Valmy plant operate to serve load and meet peak supply needs. The plants are also used to take advantage of wholesale market opportunities. Natural gas for all facilities is purchased based on system requirements and dispatch efficiency. The natural gas supplying the Idaho, Wyoming, and Nevada plants is transported through Idaho Power's long-term gas transportation service agreements with the Williams-Northwest Pipeline for 150,763 MMBtu per day, the Williams-Mt. West Overthrust Pipeline for 89,000 MMBtu per day, and the Tallgrass-Ruby Pipeline for 39,000 MMBtu per day. The Tallgrass-Ruby Pipeline transport capacity will increase to 78,000 MMBtu per day in May 2026. These transportation agreements vary in contract length but generally contain the right for Idaho Power to extend the term. In addition to the long-term gas transportation service agreements, Idaho Power has entered into long-term storage service agreements with Northwest Pipeline and Spire Inc. for 131,453 MMBtu and 1 billion cubic feet, respectively, of total storage capacity. The firm storage contract with Northwest Pipeline expires in 2043, while the contract with Spire began in 2025 and ends in 2035. Idaho Power purchases and stores natural gas with the intent of fulfilling needs as identified for seasonal peaks or to meet system requirements.

As of February 13, 2026, Idaho Power had approximately 75.72 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of Langley Gulch, Danskin, Bennett, Jim Bridger, and North Valmy power plants through January 2029. Idaho Power plans to manage the procurement of additional natural gas for the peaking units primarily on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: Idaho Power purchases power in the wholesale market as well as pursuant to long-term power purchase contracts and exchange agreements. The table below presents Idaho Power’s purchased power expenses and volumes for the last three years ended December 31 (in thousands of dollars and MWh, except for per MWh amounts). Transmission costs, purchases from the Western EIM, and costs from demand response programs are included with wholesale market purchases in the table.

	Year Ended December 31,
	2025	2024	2023
Expense
Wholesale market purchases	$86,419	$131,562	$243,319
Long-term agreements (including PURPA)	306,043	293,520	258,212
Total purchased power expense	$392,462	$425,082	$501,531
MWh purchased
Wholesale market purchases	2,315	2,508	3,278
Long-term agreements (including PURPA)	4,468	4,033	3,749
Total MWh purchased	6,783	6,541	7,027
Cost per MWh from wholesale market purchases	$37.33	$52.46	$74.23
Cost per MWh from long-term agreement purchases	$68.50	$72.78	$68.87
Weighted average cost per MWh - all sources	$57.86	$64.99	$71.37

Wholesale Market: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, energy risk management program guidelines, and generating unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets.

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

Resource Type	Non-PURPA Online (MW)	PURPA Online (MW)	Total Online (MW)	Under Contract but not yet Online (MW)	Total Projects under Contract (MW)
Wind	101	625	726	—	726
Solar	460	316	776	625	1,401
Hydropower	—	144	144	—	144
Other	35	43	78	—	78
Total	596	1,128	1,724	625	2,349

Idaho Power has agreements with non-PURPA solar projects for 125 MW and 500 MW, expected to be online in 2026 and 2027, respectively. While Idaho Power previously had an agreement with a non-PURPA wind project for 300 MW scheduled to come online in 2027, that agreement was terminated in September 2025.

Battery Storage: Idaho Power utilizes batteries primarily to store power generated during periods of lower customer demand and deliver that power to serve customers during peak hours. Through 2025, 307 MW of company-owned battery storage were installed, with another 250 MW expected to be in service by the end of 2026. Idaho Power commenced a 20-year agreement to utilize the storage capacity from a 150 MW battery storage facility that came online in May 2025 and has a 20-year agreement to utilize the storage capacity from a 100 MW battery storage facility scheduled to be online in April 2027. Idaho Power intends for this capacity to supplement a total of 557 MW of company-owned storage that it expects to be online by the end of 2026.

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

Idaho Power is jointly working with various partners on the development of three significant transmission projects. The B2H project is a 300-mile, high-voltage transmission line between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho. The GWW project is a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation. The SWIP-N project is a planned 285-mile, high-voltage transmission line between the Robinson Summit substation near Ely, Nevada, and the Midpoint substation near Jerome, Idaho. The projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power biennially prepare an IRP. Idaho Power filed its most recent 2025 IRP with the IPUC and OPUC in June 2025. Each IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term, mid-term, and long-term actions. The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power used in its 2025 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The 2025 IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2025 IRP	8.3%	5.1%	2.7%	1.9%
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%

The 2025 IRP preferred resource portfolio provided for 4,071 MW of additional resource capacity. The identified resources included 1,161 MW of natural gas generation over the next 20 years to meet energy and capacity needs, including the conversion of 484 MW of coal to natural gas generation. The additions to resource capacity also included 1,445 MW of solar, 700 MW of wind, 885 MW of storage, 344 MW of additional energy efficiency, and 20 MW from demand response. In addition, the preferred resource portfolio included Idaho Power's complete conversion from coal to natural gas generation by 2030. To support these resource additions, the preferred portfolio also included the B2H transmission line in 2027, the SWIP-N transmission project in 2028, and GWW transmission line segments phased in with in-service dates from 2028 through 2040. However, as noted in the 2025 IRP, there is considerable uncertainty surrounding project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, and the actual completion date and ownership allocations of the transmission projects. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio comprises 20 programs. The energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer at times of peak loads. The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand. This energy and demand reduction can reduce or delay the need for new generation and transmission infrastructure. Idaho Power’s programs include:

•financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;

•energy efficiency programs for new and existing homes including electric heating, ventilation and cooling equipment, as well as energy efficient building techniques;
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

In 2025, Idaho Power’s energy efficiency programs reduced energy usage by approximately 145,000 MWh compared with 138,000 MWh in 2024. For 2025, Idaho Power had a demand response available capacity of approximately 329 MW. Idaho Power expended approximately $43 million and $40 million in 2025 and 2024, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

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

IDACORP and Idaho Power publicly release an annual corporate responsibility report and the most current report is located on Idaho Power’s website, together with other information on corporate responsibility issues relevant to Idaho Power. IDACORP's and Idaho Power's 2024 Corporate Responsibility Report released in April 2025 incorporated elements of the Sustainability Accounting Standards Board reporting framework, as well as the Edison Electric Institute (EEI) environmental, social, governance, and sustainability reporting template. The Corporate Responsibility Report and related website content are not incorporated by reference into this report. IDACORP’s and Idaho Power’s corporate responsibility initiatives include:

•promoting a culture of safety, integrity, and respect for all employees;
•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment;
•operational excellence in safely providing reliable, affordable, clean energy, including enhancing grid resiliency and reliability;
•engaging and empowering Idaho Power’s workforce (including succession planning at all levels, employee development, leadership education, retirement planning education, and providing competitive compensation and benefits, including post-retirement benefits); and
•building strong community partnerships for sustainable economic development in Idaho Power’s service area.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of CO2 emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction for over a decade. Idaho Power has significantly reduced its CO2 emissions since 2005, primarily by decreasing its coal generation levels, including terminating its participation in coal generation at the North Valmy Unit 1 in 2019 and North Valmy Unit 2 in 2025 and at the Boardman plant in 2020 and converting two units at the Jim Bridger plant from coal to natural gas in 2024, by upgrading its hydropower facilities, and through its energy efficiency, demand-side management, and cloud-seeding programs. The Corporate Responsibility Report contains further information regarding Idaho Power's goals and plans to reduce CO2 emissions in future years.

Operational Resilience: For more than 100 years, Idaho Power has adapted to changes in temperatures, water conditions, economic conditions, and regulatory requirements. To address the physical impacts of a changing climate, Idaho Power conducts cloud-seeding operations, implements a WMP, enhances grid resiliency and reliability, and continues to further Snake

River shading and in-stream river enhancement projects. Idaho Power considers climate-related impacts in planning efforts, plans and advocates for additional transmission capacity to integrate additional renewable energy onto its system, and identifies and investigates new technologies, including battery storage, hydrogen generation, and modular nuclear reactor technology.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment. Environmental regulation impacts Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, the modification of system operations to accommodate environmental regulations, and the cost of acquiring and complying with permits and licenses. In addition to generally applicable regulations, Idaho Power's jointly-owned thermal power plants, natural gas combustion turbine power plants, and hydropower generating plants are subject to a broad range of environmental requirements, including those related to air and water quality, waste materials, and endangered species. For a more detailed discussion of these and other environmental issues, refer to Part II - Item 7 - MD&A - "Environmental Matters" in this report.

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future. Idaho Power estimates its environmental expenditures at its hydropower and thermal facilities, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding AFUDC (in millions of dollars):

	2026	2027-2028
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$29	$114
Investments in equipment and facilities at thermal plants	1	19
Total capital expenditures	$30	$133
Operating expenses:
Operating costs for environmental facilities - hydropower	$35	$79
Operating costs for environmental facilities - thermal	10	29
Total other O&M	$45	$108

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, GHGs and endangered species, could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover any increases in costs through the ratemaking process. Beyond changes in costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements cannot be fully recovered in rates on a timely basis.

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be as early as 2027; however, Idaho Power is unable to predict the exact timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $35 million to $45 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual capital expenditures and operating and maintenance costs to comply with the requirements of any new license.

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

As of December 31, 2025, IDACORP had 2,174 full-time employees, 2,166 of whom were employed by Idaho Power and 8 of whom were employed by Ida-West. IDACORP had 11 part-time employees, 8 of whom were employed by Idaho Power and 3 of whom were employed by Ida-West. Of IDACORP's full-time employees, 48 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: The companies’ management updates the full board of directors and its committees regularly on safety metrics, compensation for employees, benefit and pension programs, succession planning and training programs, and company culture initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation and human resources committee is responsible for overseeing employee compensation, benefit plans, general labor issues, company culture, and safety issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct, physical security risks relating to employees, and environmental compliance. The corporate governance and nominating committee is responsible for overseeing risks associated with governance, lobbying and government relations, political contributions, and social issues associated with employees as part of its corporate responsibility risk oversight function. The executive committee assists the board of directors in fulfilling its oversight responsibilities with respect to enterprise risk management processes generally.

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

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2025, the unamortized amount of IFS’s portfolio was approximately $50 million ($132 million in gross tax credit investments, net of $82 million of accumulated amortization). IFS generated tax credits of $7.8 million in 2025, $7.5 million in 2024, and $6.9 million in 2023. IFS received distributions related to fully-amortized real estate tax credit investments that reduced IDACORP's income tax expense by $0.7 million in 2025, $1.6 million in 2024, and $0.5 million in 2023.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $9 million in 2025, $10 million in 2024, and $9 million in 2023.

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

RYAN N. ADELMAN, 51
•Vice President of Power Supply of Idaho Power Company, August 2020 - present

BRIAN R. BUCKHAM, 47
•Executive Vice President, Chief Financial Officer, and Treasurer of IDACORP, Inc. and Idaho Power Company, February 2026 - present
•Senior Vice President, Chief Financial Officer, and Treasurer of IDACORP, Inc. and Idaho Power Company, January 2024 - February 2026
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2022 - December 2023
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - March 2022

MITCH COLBURN, 42
•Vice President of Planning, Engineering and Construction of Idaho Power Company, August 2020 - present

SARAH E. GRIFFIN, 56
•Vice President of Human Resources of Idaho Power Company, October 2019 - present

LISA A. GROW, 60
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present

JAMES BO D. HANCHEY, 50
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present

JULIA A. HILTON, 48
•Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, March 2023 - present
•Deputy General Counsel and Director of Legal of Idaho Power Company, October 2019 - March 2023

JEFFREY L. MALMEN, 58
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

ADAM J. RICHINS, 47
•Executive Vice President and Chief Operating Officer of Idaho Power Company, February 2026 - present
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - February 2026

AMY I. SHAW, 46
•Vice President of Finance, Compliance, and Risk of IDACORP, Inc. and Idaho Power Company, January 2024 - present
•Director of Investor Relations, Compliance, and Risk of IDACORP, Inc. and Idaho Power Company, August 2023 - December 2023
•Director of Compliance, Risk, and Security of Idaho Power Company, May 2017 - August 2023

TIMOTHY E. TATUM, 52
•Vice President of Regulatory Affairs of Idaho Power Company, March 2016 - present

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

State or federal regulators may not approve customer rates that provide timely or sufficient recovery of Idaho Power's costs or allow Idaho Power to earn a reasonable rate of return, which could adversely affect IDACORP's and Idaho Power's financial condition and results of operations. The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the time between when Idaho Power incurs costs and when Idaho Power recovers those costs in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs included in rates and the amount of actual costs incurred. Idaho Power expects to incur increasing costs for construction of new facilities and transmission resources, O&M, compliance with legal and regulatory requirements, and pension contributions, among others, which is likely to occur before the IPUC, OPUC, or FERC approve the recovery of those costs. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs or costs that have already been deferred as regulatory assets if they find Idaho Power did not reasonably or prudently incur those costs or for other reasons. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. Ratemaking has generally been premised on estimates of historic costs based on a test year, so if a given year’s actual costs are higher than historic costs, rates may not be sufficient to cover actual costs. While rate regulation is also premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard.

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. With the large amount of ongoing and projected investments and the associated regulatory lag in cost recovery, Idaho Power filed rate cases in Idaho in 2023, 2024, and 2025, and Oregon in 2023 and expects that it will likely file rate cases or seek other types of regulatory relief on a regular basis in the next few years. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur unrecovered project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital, higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Part II - Item 7 - MD&A - "Regulatory Matters," and Note 3 - "Regulatory Matters" to the consolidated financial statements of Part II - Item 8 in this report.

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and an FCA mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions, fuel cost variability from factors including supply chain disruptions and inflation, supply and demand economics for fuel and power, high costs to purchase renewable energy under mandatory long-term contracts, and market price variability for power purchases from third parties based on seasonal demands and transmission system constraints. Changes in market dynamics due to the emergence of day ahead or other energy and transmission markets in the western United States could also increase the volatility of power supply costs. While the power cost adjustment mechanisms function to mitigate adverse impacts on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect operating cash flow and liquidity until those costs are recovered. The FCA mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery. The power cost adjustment and FCA mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline, expansion or loss of service area, changes in customer needs and expectations, customer rates, energy efficiency measures, customer-generated power, demand-side management requirements, regulation or deregulation, and economic conditions. Inflationary pressures, including as a result of new or increased tariffs or other trade restrictions, or an economic downturn, could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a long-term decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations, such as a desire for increased renewable or low GHG-emitting sources of energy, increased customer rates, and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers.

While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,032 kWh in 2012 to 922 kWh in 2025. There is also no guarantee that Idaho Power will continue to experience an increase in the number of customers at the current rate of growth or at all. Rate mechanisms, such as the Idaho FCA for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease.

Idaho Power is experiencing a rapid addition of new industrial customer load, but if the new load does not meet forecasted power usage ramp rates or amounts, the loss of load may result in excess infrastructure and stranded costs and require Idaho Power to modify or eliminate large generation, storage, or transmission projects. This could in turn result in reduced revenues, earnings, and cash flows, as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. Idaho Power's 2025 IRP preferred resource portfolio included a need to acquire significant generation and storage resources to meet forecasted increasing energy and capacity needs. There can be no assurance that these energy and capacity needs will not change or that the resources will be adequate to meet load demands, in which case Idaho Power would need to rely on additional wholesale power purchases and would be subject to the volatility of wholesale markets. If the incremental costs associated with unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Changes in weather conditions, severe weather, and the impacts of climate change can affect IDACORP's and Idaho Power's operating results and cause them to fluctuate seasonally. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the summer months and a secondary peak during the winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods, such as hot summers and cold winters. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. While Idaho Power has regulatory mechanisms to help mitigate the impact of weather on power supply costs, there is no assurance that it will continue to receive such regulatory protection in the future. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

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

Increased energy use due to weather changes may require Idaho Power to invest in generating assets and transmission and distribution infrastructure, while decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions creating high energy demand may raise wholesale electricity prices for power that Idaho Power purchases to serve customers, increasing the cost of energy Idaho Power provides to its customers, and at the same time can increase the revenues Idaho Power receives for wholesale market sales of excess generation. Variations in hydropower generation that increase Idaho Power's reliance on market purchases may lead to more costly power supply sources for its customers and reduce benefits from selling surplus hydropower in the wholesale market. The price of power in the wholesale energy markets tends to be higher during periods of high regional demand that tends to occur with weather extremes, which may cause Idaho Power to purchase power in the wholesale market during peak price periods, increasing power supply costs. Idaho Power has in place mechanisms to help mitigate the effects of energy market price volatility, but these mechanisms may not continue to be in place or function as intended.

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

Liability from fires could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations, and Idaho Power's WMP and other protocols may not prevent such liability. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, have exposed, and in the future could expose, Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, inverse condemnation, and environmental pollution. The risk of wildfires is exacerbated in forested areas with standing dead and dying timber, increasing the risk that such trees may fall into a powerline, igniting a fire and increasing the severity of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Idaho Power spends significant resources on initiatives designed to mitigate wildfire risks, including through its WMP, but there is no assurance that the WMP and other protocols will be successful or effective in reducing wildfire-related losses. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States, as well as utility companies facing claims for significant damages resulting from wildfires. Idaho Power maintains insurance coverage for such risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Coverage limits within Idaho Power's wildfire insurance policies could result in material self-insured costs. In the past, Idaho Power has experienced coverage reductions and increased wildfire insurance costs and may continue to do so in future years. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s business, financial condition, and results of operations could be materially affected.

New advances in power generation, energy efficiency, alternative energy sources, or other technologies that impact the power utility industry could decrease customer energy demand and revenues, which could have implications for generation and system planning. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, renewable energy, energy storage, customer-owned generation, and energy efficiency. In particular, in recent years the net cost of solar and wind generation and storage technology has decreased significantly, and there have been federal and state regulations, laws, and other incentives to help further reduce the net cost of solar, wind, and energy storage facilities. There is potential that customer-owned solar power generation systems could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power builds and manages its distribution systems and substantial grid infrastructure costs, and at the same time reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. These changes in technology could also alter the channels through which customers buy or utilize energy, including the potential formation of community-based, cooperative ownership or municipal structures, which could reduce Idaho Power's revenues or impact Idaho Power's expenses. A reduction in load, however, would not necessarily reduce Idaho Power's need for ongoing investments in its infrastructure to reliably serve its customers. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage resulting from customer-owned generation sources and energy efficiency could result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would adversely impact IDACORP's and Idaho Power's financial condition and results of operations.

Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks on energy infrastructure within the energy industry and on Idaho Power specifically in the past, and there are likely to be additional attacks in the future on Idaho Power, its vendors, and other utilities. The utility industry is continuing to experience an increase in the frequency and sophistication of cybersecurity incidents.

Some of Idaho Power's facilities are deemed "critical infrastructure" under federal standards, in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability, or operability of the bulk electric power system, national economic security, and public health and safety. Infrastructure facilities, such as power generation facilities and electric transmission or distribution facilities, could be direct targets of, or potential indirect casualties of, an act of terror or war or cyber or physical attack (whether originating internal to Idaho Power or externally), which might affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a long-term power outage due to grid disturbances or disruptions on a neighboring interconnected grid system. Cyber and physical threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by Idaho Power or by third parties, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on Idaho Power.

Idaho Power's business operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. Idaho Power’s technology systems are dependent upon connectivity to the internet and third-party vendors to host, maintain, modify, and update its systems, which may experience significant system failures or cyber attacks that could compromise the security of Idaho Power’s assets and information. All information technology systems are vulnerable to being disabled, unauthorized access, unintentional defects, user error, errors in system changes, and cybersecurity incidents. Idaho Power is pursuing complex business system upgrades, and these significant changes increase the risk of system interruption. Any data security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in Idaho Power's information technology systems or on third-party systems, including customer or employee data, could result in violations of privacy and other laws and associated litigation and liability; financial loss to Idaho Power or to its customers; customer dissatisfaction or diminished customer confidence; and damage to Idaho Power’s reputation, all of which could materially adversely affect Idaho Power's financial condition and results of operations.

No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Despite the steps Idaho Power may take to detect, mitigate, or eliminate threats and respond to security incidents, the techniques used by those who seek to obtain unauthorized access, and possibly disable or sabotage systems or abscond with information and data, change frequently and Idaho Power may not be able to protect against all such actions. There can be no assurance that Idaho Power's cybersecurity measures will be effective, nor can security measures completely eliminate the possibility of a cybersecurity breach. Further, the implementation of security measures has resulted in, and Idaho Power expects to continue to result in, increased costs.

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

Changes in capital expenditures for infrastructure and the risks associated with permitting and construction of utility infrastructure can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in power supply, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, short-term and long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure as described in Idaho Power's 2025 IRP. Idaho Power is participating in three high-voltage transmission line projects, has applied for a CPCN for additional gas-fueled generating capacity next to an existing gas power plant, and has also entered into contracts to purchase, own, and utilize, 1,400 MWh of new battery storage assets expected to come online from 2026 to 2028, as well as issued RFPs for new resources, which are intended to help meet increasing customer energy demands. The level of investments that Idaho Power expects to make in capital improvements and expenditures for infrastructure projects over the next five years is over $1.2 billion per year on average. These projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•the ability to timely obtain labor or materials at reasonable costs;
•defaults and delays by suppliers and contractors, including delays for specialty equipment that requires significant lead times;
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

Demand for power could exceed Idaho Power's available generation capacity, particularly in light of the rapid addition of new industrial and commercial customer load, resulting in deliverability risks and increased costs for, or difficulty in, purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities. Idaho Power's 2025 IRP identified a low-cost preferred resource portfolio and action plan for the next 20-year period that includes adding substantial renewable resources and the conversion from coal to natural gas of the two units at the North Valmy plant by mid-2026 and the remaining two units at the Jim Bridger plant in 2030. As Idaho Power implements the IRP's action plan, it remains obligated to provide reliable and affordable energy to its customers, but there are certain potential deliverability and cost risks associated with implementation. These risks include, but are not limited to, (1) the failure to timely obtain or construct additional resources to meet forecast needs related to load growth, (2) the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, (3) increased renewable energy generation presenting risks of uncertainty and variability that could be further compounded as neighboring systems transition towards increasing levels of renewable resources, and (4) increased potential resource volatility due to changes in the energy market. During peak periods, power demand could exceed, and on occasion has exceeded, Idaho Power’s available generation capacity, particularly if Idaho Power’s power plants are not performing as anticipated and additional resources and battery storage are not available as needed to meet demand. Competitive market forces or adverse regulatory actions may require Idaho Power to purchase capacity and energy from the market, if such resources are even available for purchase, or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, Idaho Power may be unable to recover these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates, which could have negative impacts on operations and cash flows.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During 2025 and 2024, 52 percent and 54 percent, respectively, of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of factors such as precipitation and snowpack, the timing of run-off, requirements for flood control, and the availability of water in the Snake River Basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of any increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, regulations related to GHG emissions, and changes in technology. Natural gas transportation to Idaho Power's three natural gas plants in Idaho is limited to one primary pipeline, and natural gas transportation to each of the Jim Bridger plant and the North Valmy plant is also limited to a separate, single pipeline for each plant, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Idaho Power's current coal supply arrangements are under long-term contracts for coal originating in Wyoming, and Idaho Power is exposed to risk of disruption of coal production in, or transportation from, its coal suppliers. Idaho Power may from time to time enter into new, or renegotiate, these contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience regulatory, financial, or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. When the conversion of North Valmy plant unit 2 to gas firing is completed, approximately 40 percent of Idaho Power's generation resources, measured by nameplate capacity, will be fueled by natural gas. Any disruptions in transportation of fuel and defaults by natural gas and coal suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases, if available. Idaho Power's failure to provide service due to such disruptions may also result in fines, penalties, or cost disallowances through the regulatory process. Idaho Power may not be able to fully or timely recover these increased costs through rates and power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

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

Accidents, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially adversely affected.

IDACORP's and Idaho Power's activities are concentrated in one industry and in one region, which exposes it to risks from lack of diversification, regional economic conditions, and regional legislation and regulation. IDACORP and Idaho Power do not have diversified operations or sources of revenue. Idaho Power comprises nearly all of IDACORP's operations, and Idaho Power's business is concentrated solely in the electric power industry. Furthermore, Idaho Power's provision of electric service to retail customers is conducted exclusively in its southern Idaho and eastern Oregon service area and, following completion of the Oregon Sale, will be conducted exclusively in its southern Idaho service area. As a result, IDACORP's and Idaho Power's future performance, revenues, and collectability of revenues, as well as expenses, will be affected by regional economic conditions, regulatory and legislative activity, weather conditions, and other events and conditions in its service area and in the electric power industry.

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

Co-owners of Idaho Power’s generation and transmission assets may have unaligned goals and positions due to the effects of legislation, regulations, capital requirements, load growth amounts, changes in its industry, or other factors, which could adversely impact Idaho Power’s ability to construct and operate those facilities in a manner most suitable to Idaho Power. Idaho Power owns some of its generation and transmission assets jointly with other owners, with varying ownership interests in such facilities, and Idaho Power plans to develop and own assets jointly in the future. While there are advantages to joint ownership of resources, there are also restrictions imposed by the joint ownership and operating agreements for those facilities that provide rights, but also restrictions, on when and how the facilities are constructed and on how they are operated. Changes in the nature of Idaho Power’s industry and the economic viability of certain plants and facilities, including impacts resulting from types and availability of other resources, fuel costs, and legislation and regulation, together with timing considerations related to expiration of permits or leases or other agreements for such facilities and other factors, could result in unaligned positions among co-owners. While Idaho Power negotiates and enforces its rights and obligations thoughtfully, differences in the co-owners’ willingness or ability to continue their participation or the timing of facility construction, modification, or decommissioning could lead to restrictions and disruptions to operations, adverse financial impacts to Idaho Power, and/or uncertainty related to the resulting cost recovery of such assets.

Legal and Compliance Risks

Legal and compliance risk relates to risks arising from government and regulatory action and from legal proceedings and compliance with applicable laws, rules, orders, regulations, policies, and procedures, including those related to financial reporting, environment, health, and safety, and potential changes in legal requirements.

Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business. Legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, changes in tax policy or utility regulation, carbon-reduction initiatives, infrastructure renewal programs, climate change and environmental regulation, and modifications to accounting and public company reporting requirements. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. Under the current Presidential Administration, several laws, regulations, executive orders, and policies relating to environmental compliance, tax, and other matters have changed from those of the previous Presidential Administration, with further changes proposed. These changes, in some cases, have required, and may in the future require, IDACORP and Idaho Power and some of their customers to modify their business strategy, activities, and projects. Failure to comply with environmental laws and regulations, even if such non-compliance is caused by factors outside of Idaho Power's control, may result in the assessment of civil or criminal penalties or fines, or government enforcement actions. Idaho Power could also become subject to climate change lawsuits and an adverse outcome could require substantial expenditures and could possibly require payment of damages. Idaho Power is unable to estimate the costs of complying with recent legislative and regulatory changes due to the uncertainties associated with the nature and implementation of the changes, and may not be able to recover the associated costs. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. These judgments may include estimates for potential outcomes regarding tax positions that may be subject to challenge by the taxing authorities. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal, or through litigation. The outcome of potential future income tax proceedings or laws, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances, the treatment from a ratemaking perspective of any net income tax expense (including from increased tax rates) or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. The unavailability of expected tax credits or other tax benefits, whether due to a change in law, interpretation, or otherwise, could also have an adverse impact on the economic viability of certain of Idaho Power's planned or existing facilities. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

Changes in U.S. trade policy and the impact of tariffs could have an adverse effect on Idaho Power's business and results of operations. The U.S. government has implemented and may continue to implement significant trade policy and tariff actions, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, Canada, and Mexico, and baseline tariffs on imports from many other countries. If regulators do not deem prudent the increased costs for Idaho Power's projects or maintenance of its existing facilities resulting from tariffs or other trade policy, Idaho Power may be unable to recover those increased costs through rates in full or at all or on a timely basis. Any inability of Idaho Power to recover increased costs could result in impairment or otherwise materially adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Further, if as a result of increased costs due to tariffs or other trade policies, other resources become more economical, Idaho Power may terminate uneconomical projects and seek to develop those other resources. If any projects are canceled because they are no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts.

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

In addition, some environmental regulations are currently subject to litigation or other uncertainty, including due to changes instituted by the current Presidential Administration. As a result, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. Idaho Power has announced long-term, medium-term, and short-term goals for CO2 emission reductions, which could impact infrastructure resource decisions and costs. Idaho Power's ability to achieve these targets are subject to a number of risks and uncertainties, including the company's regulatory obligation to serve its customers, the availability and cost of new generation resources, legal and permitting requirements, system operation and energy integration, and grid balancing, among others. Additionally, Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, terminated, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in Item 7 - MD&A in this report.

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

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims. From time to time in the normal course of business, IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and management is often unable to predict the outcome of such matters. Resulting liabilities could exceed amounts currently reserved or insured against with respect to such matter. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have reputational impact and a short- or long-term negative effect on their financial condition and results of operations. Addressing any adverse publicity or governmental scrutiny could be time consuming and expensive, regardless of the basis of the assertions being made, and could impact Idaho Power's relationship with employees, stakeholders, and regulators. Further, the terms of resolution could require the companies to change their operational practices and procedures, which could also have a negative effect on their financial positions and results of operations.

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the SEC have made and may continue to make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. IDACORP and Idaho Power do not have any control over the impact these changes may have on their financial conditions or results of operations nor the timing of such changes. Idaho Power meets the requirements under GAAP to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities. If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities. Any of these circumstances could result in write-offs and have a material adverse effect on IDACORP's and Idaho Power’s financial condition and results of operations.

Financial and Investment Risks

Financial and investment risks relate to IDACORP's and Idaho Power's ability to meet financial obligations and mitigate exposure to market risks, including liquidity risks and the ability to raise capital and cost of funding, risks related to credit ratings, credit risk, liquidity, interest rates, and commodity prices.

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, long-term debt, and equity securities as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. IDACORP has over $600 million of FSAs outstanding from forward sales of its common stock. Settlement of those FSAs is subject to the conditions specified in the FSAs, and there is a risk that the counterparties to the FSAs may not perform their obligations under the FSAs. Credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities on favorable terms and comply with debt covenants. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and IDACORP's and Idaho Power's ability to issue long-term debt, commercial paper, and equity securities is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper, short-term or long-term debt, or equity securities on reasonable terms or at all. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on IDACORP's and Idaho Power's operating results. Changes in interest rates may also impact the fair value of the debt securities in Idaho Power's pension funds, as well as Idaho Power's ability to earn a return on short-term investments of excess cash. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

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

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing. In addition, IDACORP's or Idaho Power's credit ratings may change as a result of change in the methodologies used by the various rating agencies. Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, increase borrowing costs under the Credit Facilities, require the companies to pay a higher interest rate on their debt, limit the ability of IDACORP to declare and make dividends, and require the companies to post additional performance assurance collateral with transaction counterparties. If access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets, or other factors, IDACORP's and Idaho Power's ability to pursue improvements or acquisitions (including generating capacity and transmission assets, which may be necessary for future growth), liquidity, financial condition, and results of operations could be adversely affected.

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

Idaho Power’s energy risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into economic hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. In 2025, Idaho Power recorded losses on economic hedges of $37.7 million, compared with $63.3 million of losses in 2024. At times, Idaho Power’s energy risk management policy results in Idaho Power entering into economic hedges in an environment where prices are high, and if prices are lower at the time the economic hedge settles, Idaho Power will record losses on the economic hedges, which could be substantial. The power cost adjustment mechanisms generally provide that Idaho Power will incur a portion of those losses. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control rates in market-based sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations.

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

The performance of pension and postretirement benefit plan investments, increasing health care costs, and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity. Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees. Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase Idaho Power’s plan costs and funding requirements related to the plans. Idaho Power's self-insured costs of health care benefits for eligible employees and retirees have increased in recent years and Idaho Power believes that such costs could continue to rise. As benefit costs continue to rise, there is no assurance that the IPUC and OPUC will continue to allow recovery.

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

IDACORP's charter and bylaws and various legal and regulatory factors could delay or prevent a change in control that shareholders may favor. The terms of some of the provisions in IDACORP's articles of incorporation and bylaws and provisions of Idaho or Oregon law could delay or prevent a change in control that shareholders may favor or may impede the ability of shareholders to change IDACORP's management. In particular, the provisions of IDACORP's articles of incorporation and bylaws authorize issuance of up to 20,000,000 shares of preferred stock without further action by shareholders; limit the shareholders’ right to remove directors, fill vacancies, and change the number of directors; regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and require a supermajority vote of shareholders to amend certain provisions. IDACORP is also subject to the provisions of the Idaho Control Share Acquisition Act and the Idaho Business Combination Act, which provide for certain procedures and restrictions in connection with acquisitions or business combinations. In addition, Oregon law requires shareholders to obtain advance approval from the OPUC before acquiring 5% stock ownership in an Oregon public utility, which law Idaho Power expects to apply to it until such time, if any, as the Oregon Sale is consummated. Any of the above provisions could delay or prevent a change in control of Idaho Power. Even if IDACORP's board of directors were to favor a sale of the company, a sale would require approval of a number of federal and state regulatory agencies, including the FERC, the IPUC, OPUC, and WPSC. The approval process could be lengthy and the outcome uncertain, which may deter otherwise interested parties from proposing or attempting a business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Assessing, identifying, managing, and mitigating risks from cybersecurity threats that may affect Idaho Power's systems and service are essential to its business. IDACORP's and Idaho Power's board of directors oversees risks from cybersecurity threats through the audit committee and the executive committee. The audit committee assists the board in the oversight of Idaho Power's major cybersecurity risk exposures, including oversight of management’s information security activities. Those activities include briefing the audit committee and the board on information security matters several times a year in their regular meetings and on an ad hoc basis, conducting an annual security training program, and arranging for external security assessments. Together with the audit committee, the board's executive committee assists the board in monitoring management’s risk management framework for cybersecurity.

IDACORP and Idaho Power include risks from cybersecurity threats, including from use of third-party service providers, as part of the companies' enterprise risk assessment process. The companies have utilized and continue to utilize recognized third-party cybersecurity standards such as those published by the Center for Internet Security and the U.S. National Institute of Standards and Technology in developing their risk management framework for cybersecurity, their cybersecurity processes, controls, and procedures, and risk identification. The companies engage with consultants and other third parties, as necessary, to design, enhance, and implement appropriate cybersecurity measures in seeking to mitigate risks from cybersecurity threats. As part of the companies' strategy to manage risks from cybersecurity threats with third-party service providers, the companies seek to include appropriate security clauses in their contracts with those providers, including incident reporting requirements.

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

The companies have an established cybersecurity incident response plan to provide structure and guidance when responding to cybersecurity incidents. Under the plan, in appropriate cases, an incident response team is activated to lead the companies' response. The team is composed of individuals from the cybersecurity team and other departments within the companies with relevant expertise, as well as third-party contractors and vendors.

Utilities are the operators of critical infrastructure and maintain sensitive information, and as such the industry has been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and confidential information to disrupt operations or for monetary gain. Idaho Power, like other entities in the utility industry, is experiencing an increase in the frequency and sophistication of these attempts. For the year ended December 31, 2025, and the subsequent period to the date of this report, IDACORP and Idaho Power believe that no risks from known cybersecurity incidents have materially affected or are reasonably likely to materially affect IDACORP or Idaho Power, including their business strategy, results of operations, and financial condition. However, the companies can provide no assurance that there will not be cybersecurity threats or incidents in the future or that any such threat or incident will not materially affect the companies, including their business strategy, results of operations, or financial condition. For more information regarding the risks the companies face from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, battery storage, transmission, and distribution facilities. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is composed of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in a coal-fired and natural gas-fired steam generating plant located in Wyoming and a gas-fired steam generating plant in Nevada. As of December 31, 2025, the system also includes approximately 4,730 pole miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 12 switching stations, 31 mixed-use transmission and distribution substations, 188 energized distribution substations (excluding mobile substations and dispatch centers), approximately 30,020 linear miles of distribution lines, and a capacity of 1,228 MWh of battery storage, comprised of 9 facilities, located in southern Idaho and eastern Oregon. As part of the Oregon Sale, Idaho Power expects to sell to OTEC substantially all of its Oregon distribution lines and several substations and certain other assets located in Oregon.

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

Through IERCo, Idaho Power owns a one-third interest in BCC and coal leases near the Jim Bridger plant in Wyoming from which coal is mined and supplied to generating units 3 and 4 of the plant. Ida-West holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (Kilowatt (kW))(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:(2)
Lower Salmon	60,000	2034
Bliss	75,038	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
HCC: Brownlee, Oxbow, and Hells Canyon	1,276,076	2005	(3)
Swan Falls	27,170	2042
American Falls	92,340	2025	(3)
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,898	2040
Other Hydropower:
Clear Lake - Thousand Springs	9,300
Total Hydropower	1,818,489
Steam and Other Generating Plants:
Jim Bridger Units 1 and 2 (gas-fired)(4)(5)	388,008
Jim Bridger Units 3 and 4 (coal-fired)(4)(5)	387,278
North Valmy Unit 1 (gas-fired)(4)(6)	138,600
North Valmy Unit 2 (gas-fired)(4)(6)	144,900
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,453
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,825,939
Total Generation	3,644,428
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
(6) Pursuant to an agreement with NV Energy, Idaho Power ceased participation in coal-fired operations of North Valmy in December 2019 at unit 1 and December 2025 at unit 2. Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two generating units at the North Valmy plant from coal to natural gas by mid-2026. The conversion of unit 1 has been completed and was placed in-service in December 2025, and the conversion of unit 2 is expected to be completed by mid-2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange under the trading symbol "IDA". On February 13, 2026, there were 6,413 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - MD&A - "Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends, see Note 6 - "Common Stock" to the consolidated financial statements in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2025.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the EEI Electric Utilities Index. The data assumes that $100 was invested on December 31, 2020, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2020

IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
Period Ending December 31

    Source: Bloomberg and EEI

	2020	2021	2022	2023	2024	2025
IDACORP	$100.00	$121.45	$118.95	$111.86	$128.57	$153.24
S&P 500	100.00	128.68	105.35	133.02	166.27	195.96
EEI Electric Utilities Index	100.00	117.12	118.47	108.16	128.82	143.83

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In this MD&A section of this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2024 compared with 2023 can be found in their Annual Report on Form 10-K for the year ended December 31, 2024. See Part II - Item 7 - MD&A in that report for further information on the companies' prior period results of operations. While reading this MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A section and elsewhere in this report.

INTRODUCTION

IDACORP is a holding company whose principal operating subsidiary is Idaho Power. IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol "IDA". Idaho Power is an electric utility whose rates and other matters are regulated by the IPUC, OPUC, and FERC. Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service areas, as well as from the wholesale sale and transmission of electricity. On February 13, 2026, Idaho Power entered into a definitive agreement to sell its Oregon electric distribution business and associated distribution assets, as well as certain Oregon transmission assets, to OTEC. The closing of the transaction is subject to various conditions, including approvals of the OPUC, IPUC, and FERC. For further information regarding the proposed transaction, see Note 22 - "Sale of Oregon Assets" to the consolidated financial statements included in this report.

Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments; and Ida-West, an operator of small PURPA-qualifying hydropower generation projects.

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements, notable events, and milestones during 2025 include the following:

•IDACORP achieved net income growth for an eighteenth consecutive year in 2025.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In December 2025, the IPUC approved a settlement stipulation (2025 Settlement Stipulation) related to the Idaho general rate case that Idaho Power had filed in May 2025, with new rates effective January 1, 2026. The 2025 Settlement Stipulation is described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report and in "Regulatory Matters" in this MD&A.
•Idaho Power's customer count grew 2.3 percent in 2025 and Idaho Power's MWh sales to retail customers in 2025 were the highest in its history, surpassing the previous record set in 2024, reflecting continued growth in its service area.
•In 2025, Idaho Power’s reliability metrics continued to be among the best in company history, as Idaho Power provided uninterrupted service to its retail customers 99.97 percent of the time.
•Idaho Power’s residential and business customer satisfaction remain strong – in 2025, it was the highest ranked utility among peers in the segment for overall customer satisfaction in a third-party survey, and was the second highest in the segment for business customer satisfaction, and the second highest in the segment for residential customer satisfaction in a separate third-party survey.
•In September 2025, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.86 per share to $0.88 per share, as a part of a 193 percent increase in quarterly dividends approved over the last fourteen years.
•To help meet growing capacity and energy needs in 2027 and beyond, Idaho Power entered into the following transactions in 2025:

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
•During 2025, several key projects achieved notable milestones, underscoring significant progress towards Idaho Power addressing peak capacity and energy needs in 2025 and beyond, including the following:
◦Idaho Power commenced construction on the B2H transmission line, with an expected in-service date of late 2027;
◦Idaho Power began receiving power under a 20-year agreement to utilize storage capacity from a third-party 150 MW battery storage facility;
◦80 MW of company-owned battery storage facilities came online, with another 250 MW of company-owned battery storage commencing construction; and
◦Idaho Power filed a CPCN request with the IPUC for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant, with an expected in-service date in 2028.
•In June 2025, Idaho Power filed with the Idaho and Oregon public utility commissions its 2025 IRP, its forecast of load and resources for the next 20 years, including the preferred portfolio of resources necessary to meet predicted demands.
•Idaho Power's estimate of capital expenditures from 2026 to 2030 is in the range of $6.3 billion to $7.2 billion. Part of the magnitude of capital expenditures is driven by Idaho Power's need to acquire additional power supply and transmission resources to meet growing demand.

Summary of 2025 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2025, 2024, and 2023 (in thousands of dollars and shares, except earnings per share amounts):

	Year Ended December 31,
	2025	2024	2023
Idaho Power net income	$315,862	$280,605	$256,810
Net income attributable to IDACORP, Inc.	$323,472	$289,174	$261,195
Weighted average outstanding shares – diluted	54,806	52,615	50,806
IDACORP, Inc. earnings per diluted share	$5.90	$5.50	$5.14

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2025, from the year ended December 31, 2024 (items are in millions of dollars and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2024		$289.2
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment mechanisms	49.6
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	25.2
Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms	(6.5)
Other O&M expenses	(9.6)
Depreciation and amortization expense	(27.7)
Other changes in operating revenues and expenses, net	(3.8)
Increase in Idaho Power operating income	27.2
Non-operating expense, net	(22.8)
Additional ADITC amortization	10.5
Income tax expense, excluding additional ADITC amortization	20.4
Total increase in Idaho Power net income		35.3
Other IDACORP changes (net of tax)		(1.0)
Net income attributable to IDACORP, Inc. - December 31, 2025		$323.5

IDACORP's net income increased $34.3 million for 2025 compared with 2024, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $49.6 million in 2025 compared with 2024. This benefit was primarily due to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. For more information on the 2024 Idaho Limited-Issue Rate Case, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Idaho Power's customer growth of 2.3 percent added $25.2 million to Idaho Power's operating income in 2025 compared with 2024. Usage per retail customer, net of associated power supply costs and power cost adjustment and FCA mechanisms, decreased operating income by $6.5 million in 2025 compared with 2024. During 2025, usage per customer decreased for most customer classes. Milder temperatures during the year reduced the demand for both space heating and air conditioning. This decrease was partially offset by an increase in irrigation usage per customer, as lower precipitation during the summer led irrigation customers to run irrigation pumps more frequently. Partially offsetting the revenue impact of decreased usage per customer, a decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively impacted retail revenues by $6.8 million.

Other O&M expenses in 2025 were $9.6 million higher than in 2024. This increase was primarily driven by inflationary pressures on labor-related costs, professional services, and increases in statutory fees assessed by regulators.

Depreciation and amortization expense increased $27.7 million in 2025 compared with 2024, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, decreased operating income by $3.8 million in 2025 compared with 2024, due primarily to the successful conclusion of multi-year litigation efforts challenging Idaho and Oregon property tax valuations, which resulted in refunds of prior year taxes being finalized in 2024, which did not reoccur in 2025. In addition, the timing of recording and adjusting regulatory accruals and deferrals positively impacted 2024 results, but did not reoccur in 2025. These decreases were partially offset by recovery of costs of a new finance lease through Idaho Power's power cost adjustment mechanism rates and a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms.

Non-operating expense, net, increased $22.8 million in 2025 compared with 2024. Higher long-term debt balances and an increase in transmission customer deposits, on which Idaho Power must pay interest to the customer, led to an increase in interest expense. Interest on a new finance lease also contributed to the increased interest expense compared with 2024. This increase was partially offset by an increase in AFUDC during 2025 compared with 2024, as the average construction work in progress balance was higher.

Idaho Power recorded $40.3 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during 2025, compared with $29.8 million in 2024. The $20.4 million decrease in income tax expense, excluding additional ADITC amortization, in 2025 compared with 2024 was primarily due to income tax return adjustments for state taxes and plant-related flow-through items.

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

To address the regulatory lag in recovery of costs primarily associated with Idaho Power’s current and anticipated significant infrastructure investments, in May 2025 Idaho Power filed a general rate case in Idaho and in October 2025 Idaho Power, the IPUC Staff, and intervening parties filed the 2025 Settlement Stipulation with the IPUC. In December 2025, the IPUC approved the 2025 Settlement Stipulation. The IPUC order related to the 2025 Settlement Stipulation is described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. The 2025 general rate case followed a limited-scope rate case that Idaho Power filed in Idaho in 2024, as well as general rate cases that Idaho Power filed in Oregon and Idaho in 2023. In light of the regulatory lag in recovery of costs within Idaho Power's substantial capital expenditures to address growth, maintain system reliability, and ensure an adequate supply of electricity, Idaho Power is evaluating its potential rate case filings for 2026.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. In 2025, Idaho Power's customer count grew by 2.3 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase for the foreseeable future.

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

Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, the obligation to maintain a safe and reliable system, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the B2H, GWW, and SWIP-N transmission projects, along with other capacity, energy, and transmission resource procurements, described in "Liquidity and Capital Resources" in this MD&A. Idaho Power has begun preparation of its 2027 IRP and expects to prepare an updated load forecast during 2026 as the basis for the 2027 IRP, which Idaho Power expects to file in the summer of 2027.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation resources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2026, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 7.5 million MWh, compared with 7.0 million MWh in 2025 and average total annual hydropower generation of approximately 7.3 million MWh over the last 20 years.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced severe wildfires. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest health. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Several years ago, Idaho Power adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires, and Idaho Power has refined that WMP over time. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. In July 2025, the Wildfire Standard of Care Act became effective in Idaho. In October 2025, Idaho Power filed a new WMP with the IPUC in accordance with Idaho's Wildfire Standard of Care Act. As of the date of this report, the IPUC's decision on the filing is pending. See "Other Matters - Idaho's Wildfire Standard of Care Act" for additional details.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s financial results of operations for 2025, compared with 2024.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years ended December 31.

	2025	2024
Retail energy sales	16,177	15,971
Wholesale energy sales	1,381	1,412
Energy sales bundled with RECs	1,516	1,406
Total energy sales	19,074	18,789
Hydropower generation	7,021	7,203
Jointly-owned thermal generation(1)	2,906	2,474
Natural gas-fired and other generation	3,685	3,843
Total system generation	13,612	13,520
Purchased power	6,783	6,541
Line losses	(1,321)	(1,272)
Total energy supply	19,074	18,789

(1) "Jointly-owned thermal generation" is composed of generation from steam plants that are fueled by only coal or by both coal and natural gas.

For purposes of illustration, Boise, Idaho weather-related information for the last two years ended December 31 is presented in the table that follows.

	2025	2024	Normal(2)
Heating degree-days(1)	4,639	4,844	5,321
Cooling degree-days(1)	1,255	1,432	1,045
Precipitation (inches)	11.8	15.6	11.5

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

Sales Volume and Generation: In 2025, retail sales volumes increased 1 percent compared with the prior year, primarily due to growth in the number of Idaho Power customers. The number of Idaho Power customers grew by 2.3 percent in 2025. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation increased 1 percent in 2025 compared with 2024, due primarily to higher jointly-owned thermal generation, mostly offset by lower natural gas generation and hydropower generation. For more information on the changes in sales volume, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The tables below present Idaho Power’s retail revenues (in thousands of dollars), MWh sales (in thousands of MWh), and number of retail customers for the last two years ended December 31.

	2025	2024
Retail revenues:
Residential (includes $3,972 and ($2,686), respectively, related to the FCA(1))	$708,126	$700,586
Commercial (includes ($76) and ($170), respectively, related to the FCA(1))	394,313	397,385
Industrial	270,571	267,211
Irrigation	198,468	196,401
Deferred revenue related to HCC relicensing AFUDC(2)	(15,120)	(8,803)
Total retail revenues	$1,556,358	$1,552,780

(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process in its Idaho jurisdiction, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Effective October 1, 2025, Idaho Power began collecting $38.5 million annually. Prior to October 1, 2025, Idaho Power collected $8.8 million annually. For more information refer to Note 3 - "Regulatory Matters" to the consolidated financial statements in this report. Amounts collected in the Idaho jurisdiction are recognized as deferred revenue until the license is issued and the accumulated license costs approved for recovery are placed in service.

	MWh Sales		Retail Customers
	2025	2024	2025	2024
Residential	6,010	5,964	560,606	547,010
Commercial	4,348	4,332	80,832	79,496
Industrial	3,775	3,680	149	145
Irrigation	2,044	1,995	22,627	22,554
Total	16,177	15,971	664,214	649,205

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

Retail Revenues: Retail revenues increased $3.6 million in 2025 compared with 2024. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms, increased retail revenues by $49.6 million in 2025 compared with 2024, due primarily to an overall increase in Idaho base rates, effective January 1, 2025, from the outcome of the 2024 Idaho Limited-Issue Rate Case. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $71.2 million in 2025 compared with 2024. The adjustments related to the Idaho-jurisdiction PCA in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period it is collected through rates.

•Customers: Customer growth of 2.3 percent increased retail revenues by $39.4 million in 2025 compared with 2024.

•Usage: Lower usage (on a per customer basis) in most customer classes decreased retail revenues by $20.9 million during 2025 compared with 2024, primarily due to weather variations that caused lower usage per customer. Milder temperatures during the year reduced the demand for both space heating and air conditioning. This decrease was partially offset by an increase in irrigation usage per customer, as lower precipitation during the summer led irrigation customers to run irrigation pumps more frequently.

•FCA Mechanism: A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $6.8 million in 2025 compared with 2024.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years ended December 31 (in thousands of dollars and MWh, except for revenue per MWh amounts).

	2025	2024
Wholesale energy revenues	$55,989	$73,908
Wholesale MWh sold	1,381	1,412
Wholesale energy revenues per MWh	$40.54	$52.34

In 2025, wholesale energy revenue decreased by $17.9 million, or 24 percent, compared with 2024, due primarily to lower wholesale market prices. Wholesale energy prices were lower during 2025 compared with 2024 as more moderate winter and summer weather resulted in lower natural gas fuel costs in the wholesale markets in the region. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2025, Idaho Power's energy efficiency rider balances were a $13.4 million regulatory liability in the Idaho jurisdiction and a $3.1 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years ended December 31 (in thousands of dollars and MWh, except for per MWh amounts).

	2025	2024
Purchased power expense	$392,462	$425,082
MWh purchased	6,783	6,541
Average cost per MWh	$57.86	$64.99

Purchased power expense decreased $32.6 million, or 8 percent, in 2025 compared with 2024. The decrease in purchased power expense in 2025 is primarily due to lower wholesale energy market prices as milder winter and summer weather resulted in lower fuel costs (natural gas and coal) in the wholesale markets in the region. For further information on purchased power activities, see Part I, Item 1 – Utility Operations – "Power Supply – Purchased Power."

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years ended December 31 (in thousands of dollars and MWh, except for per MWh amounts).

	Fuel Expense		MWh Generated		Cost per MWh
	2025	2024	2025	2024	2025	2024
Jointly-owned thermal(1)	$115,924	$97,427	2,906	2,474	$39.89	$39.38
Natural gas(2)	137,312	161,777	3,685	3,843	37.26	42.10
Total/Weighted average, all	$253,236	$259,204	6,591	6,317	$38.42	$41.03

(1) "Jointly-owned thermal" is composed of expenses and generation from steam plants that are fueled only by coal or by both coal and natural gas.
(2) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned thermal plants is purchased through long-term contracts, including coal purchases from BCC, a one-third owned investment of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies the majority of the coal used by the Jim Bridger plant and BCC does not have significant sales to third parties. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense decreased $6.0 million, or 2 percent, in 2025 compared with 2024. In 2025, jointly-owned thermal generation increased 17 percent to serve load and provide power for wholesale energy sales compared with 2024. The impact of this generation increase on fuel expense was more than offset during 2025 by lower natural gas market prices compared with 2024.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In 2025 and 2024, losses on financial gas hedges of $37.7 million and $63.3 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases, export credit mechanisms, a battery storage lease, and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023 PCA deferral balance over a two-year period from June 1, 2023 to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last two years ended December 31 (in thousands of dollars).

	2025	2024
Idaho power supply cost accrual (deferral)	$25,448	$(5,606)
Oregon power supply cost (deferral) accrual	(2,787)	1,954
Amortization of prior year authorized balances	2,336	93,409
Total power cost adjustment (income statement)	$24,997	$89,757

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During 2025, purchased power costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. In 2024, higher purchased power expense and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in the deferral of power supply costs. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Other Operations and Maintenance Expenses: Other O&M expenses increased $9.6 million in 2025 compared with 2024. This increase was primarily driven by inflationary pressures on labor-related costs, professional services, and increases in statutory fees assessed by regulators.

Income Taxes

IDACORP and Idaho Power's income tax expense decreased $28.8 million and $30.9 million, respectively, when compared with 2024. The changes were primarily due to income tax return adjustments for state taxes and plant-related flow-through items, and increased ADITC amortization at Idaho Power under its Idaho regulatory mechanism, described in Note 3 - “Regulatory Matters” to the consolidated financial statements included in this report. The decreases were offset partially by an increase in income taxes due to higher income before income taxes. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash capital expenditures, excluding AFUDC and net costs of removing assets from service, were $1.1 billion in 2025 and $981 million in 2024. Idaho Power expects an increase in capital expenditures over the next several years, with estimated total capital expenditures of up to $7.2 billion over the period from 2026 through 2030.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.

As of February 13, 2026, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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
•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of February 13, 2026, would have been approximately $52 million;
•IDACORP's FSAs, independent of the ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of February 13, 2026, would have been approximately $558 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $500 million remains available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to potentially use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the first half of 2026. IDACORP may discontinue using original issuances of shares for these plans at any time.

In March 2025, IDACORP executed FSAs under its ATM offering program with various counterparties at an aggregate gross sales price of $52 million. Additionally, in May 2025, IDACORP executed FSAs, independent of the ATM offering program, with various counterparties at an aggregate gross sales price of $575 million. IDACORP may settle the FSAs at any time up to their respective maturity dates. As of February 13, 2026, if IDACORP had elected to physically settle by delivering shares of common stock, aggregate cash proceeds from all outstanding FSAs would have been approximately $610 million.

As described in the "Financing Cash Flows" section below, during 2025, IDACORP physically settled FSAs under its ATM offering program with shares of common stock in exchange for cash proceeds and contributed a portion of the net proceeds to Idaho Power. For more detailed information about IDACORP's and Idaho Power's equity transactions, see Note 6 - "Common Stock" to the consolidated financial statements included in this report. Further, during 2025, Idaho Power issued first mortgage bonds and repaid maturing variable rate bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the consolidated financial statements included in this report.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2025, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	52%	52%
Equity	48%	48%

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
IDACORP’s and Idaho Power’s operating cash inflows in 2025 were $602 million and $568 million, respectively, an increase in cash flows from operations of $7 million for IDACORP and Idaho Power, when compared with the same period in 2024. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in 2025 when compared with the same period in 2024 were as follows:

•a $34 million and $35 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, decreased IDACORP and Idaho Power operating cash flows by $84 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP and Idaho Power by $19 million; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled receivables decreased operating cash flows by $22 million for IDACORP and $23 million for Idaho Power;
◦the changes in materials, supplies, and fuel stock increased operating cash flows by $103 million for IDACORP and Idaho Power, which was primarily due to the timing of purchases and consumption of materials and supplies inventory at Idaho Power and coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable decreased operating cash flows by $33 million for IDACORP and Idaho Power, which was primarily due to timing of payments and higher quarterly cutoff accruals; and
◦the changes in other assets and liabilities increased operating cash flows by $5 million for IDACORP and Idaho Power, primarily due to a third-party deposit and a deferred termination payment.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP's and Idaho Power's net investing cash outflows for 2025 was $1.0 billion, increasing cash outflow by $111 million for IDACORP and by $98 million for Idaho Power when compared with the same period in 2024. Investing cash outflows for 2025 and 2024 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in 2025 and 2024 included:

•$1.2 billion and $1.0 billion, respectively, of additions to property, plant, and equipment;
•$152 million and $84 million, respectively, from B2H project joint permitting participants relating to a portion of the permitting expenditures;
•$16 million and $4 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits at IDACORP; and

•IDACORP and Idaho Power paid $11 million and $8 million in 2025, respectively, and $12 million and $11 million in 2024, respectively, for purchases of equity securities, $3 million in 2025 and $2 million in 2024 for purchases of held-to-maturity securities, and received $12 million in 2025 and $11 million in 2024 from sales of equity securities, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's SMSP.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements as needed. IDACORP's and Idaho Power's net financing cash inflows for 2025 were $274 million and $376 million, respectively, a decrease of $91 million for IDACORP and an increase of $104 million for Idaho Power, when compared with the same period in 2024. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in 2025 and 2024 were as follows:

•in 2025 and 2024, Idaho Power issued $400 million and $300 million, respectively, in aggregate principal amount of first mortgage bonds;
•in 2025 and 2024, Idaho Power repaid $20 million in principal amount of maturing variable rate bonds and $50 million in principal amount of pollution control revenue bonds, respectively;
•in 2025, IDACORP received $92 million of aggregate cash proceeds from the settlement of FSAs under its ATM offering program;
•in 2024, IDACORP received $292 million of aggregate cash proceeds from the settlement of FSAs, independent of the ATM offering program;
•in 2025 and 2024, Idaho Power received $195 million and $200 million, respectively, of capital contributed from IDACORP; and
•IDACORP and Idaho Power paid dividends of $188 million each in 2025, and $177 million and $176 million, respectively, in 2024.

Financing Programs and Available Liquidity

IDACORP Equity Programs: As of February 13, 2026, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATM offering program was $52 million, and $155 million in shares of IDACORP’s common stock remained available for issuance. If IDACORP had elected to physically settle the FSAs under its ATM offering program as of February 13, 2026, by delivering shares of common stock, cash proceeds would have been approximately $52 million. IDACORP may settle the FSAs under its ATM offering program at any time, up to their respective maturity dates of March 31, 2026.

In May 2025, IDACORP executed FSAs, independent of the ATM offering program, with various counterparties in connection with a completed $575 million registered public offering of approximately 5.2 million shares of its common stock. If IDACORP had elected to physically settle these FSAs as of February 13, 2026, by delivering shares of its common stock, cash proceeds would have been approximately $558 million. IDACORP may settle these FSAs at any time, up to their maturity date of November 9, 2026.

As described elsewhere in this MD&A, IDACORP has significant planned capital expenditures in the near-term, and the company may settle the FSAs at any time up to the maturity date. See Note 6 - "Common Stock" to the consolidated financial statements included in this report for more information on IDACORP's equity programs. Depending on market conditions, its financial and regulatory strategy, and other factors, IDACORP could determine to issue additional equity securities in 2026.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At December 31, 2025, $500 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-Term Debt" to the consolidated financial statements included in this report.

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

The IDACORP and Idaho Power Credit Facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or Term Secured Overnight Financing Rate (SOFR) plus 1.0 percent, or 1.0 percent, or (2) the Term SOFR, plus, in each case an applicable margin, provided that the Term SOFR will not be less than 0.0 percent. If during any period the Term SOFR rate is unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit agreements. Under their respective Credit Facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt. In December 2025, IDACORP and Idaho Power entered into an extension and amendment to each credit agreement, extending the maturity date under both credit agreements to December 6, 2030, and providing for two additional one-year extensions, in each case subject to certain conditions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2025, the leverage ratios for IDACORP and Idaho Power were 52 percent. IDACORP's and Idaho Power's ability to utilize their respective Credit Facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the Credit Facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2025, IDACORP and Idaho Power believe they were in compliance with all of their respective Credit Facility covenants and, as of the date of this report, do not believe they will be in violation or breach of such covenants during 2026.

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

In November and December 2023, Idaho Power obtained approval from the IPUC, OPUC, and WPSC for unsecured short-term borrowings at any one time outstanding not to exceed $600 million through December 2030, subject to certain requirements under the order.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands of dollars):

	December 31, 2025		December 31, 2024
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Identified for other use(2)	—	—	—	(19,885)
Net balance available	$100,000	$400,000	$100,000	$380,115

(1) Holding company only.
(2) American Falls bonds that Idaho Power could have been required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties. The bonds were repaid at maturity in February 2025.

At February 13, 2026, IDACORP and Idaho Power had no loans outstanding under their respective revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the year ended December 31 (in thousands of dollars, except percentages).

	2025		2024
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$—	$—	$191
Weighted average interest rate during the period	—%	—%	—%	5.62%
Maximum month-end balance	$—	$—	$—	$10,000

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $1.1 billion during the year ended December 31, 2025. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2026 through 2030 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Actual expenditures and timing may differ substantially from the estimates in the table due to factors such as Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2026	2027	2028-2030
Expected capital expenditures (excluding AFUDC), in billions of dollars	$1.3 - 1.5	$1.4 - 1.6	$3.6 - 4.1

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of relatively small projects as Idaho Power continues to add to its system to accommodate growth and maintain reliability and operational effectiveness. These projects involve significant capital expenditures in the aggregate. Examples of anticipated system enhancements planned for 2026 through 2030 and estimated costs include the following:

•$220-$310 million per year for construction and replacement of transmission lines and stations other than the B2H, GWW, and SWIP-N projects discussed below;
•$230-$325 million per year for construction and replacement of distribution lines and stations;
•$20-$60 million per year for ongoing improvements and replacements at thermal plants;
•$115-$150 million per year for hydropower plant improvement programs, including relicensing costs; and
•$75-$100 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power is developing a number of significant infrastructure projects, including some developed jointly with third parties. The most notable projects are described below.

Resource Additions to Address Projected Energy and Capacity Deficits: Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs in recent years and continuing over the next several years. In addition to resources already placed in service through 2025, Idaho Power has undertaken the following efforts to help meet peak needs in 2026 and beyond:

•entered into contracts or plans to construct, own, and operate 250 MW of battery storage assets with expected useful lives of approximately 20 years;
•entered into a 20-year agreement to purchase the storage capacity from a 100 MW battery storage facility;
•entered into an energy and capacity market purchase agreement with an energy marketer giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•entered into four PPAs for a combined 625 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of two of these solar PPAs totaling 445 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program; and
•submitted an application to the IPUC for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant in 2028.

The capital requirements table above includes capital expenditures of more than $1.7 billion from 2026 through 2030 for resource additions to address projected energy and capacity deficits in those years and beyond. Included in this amount are estimates of costs of resource additions for which Idaho Power has received CPCNs or has entered into significant financial commitments and expects to request a CPCN for the resource in the near future. Idaho Power continues to evaluate resource needs and outstanding RFPs. Actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under PPAs or similar agreements, and the outcome of regulatory proceedings.

B2H Transmission Line: The B2H line, a 300-mile high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Idaho Power began construction in June 2025 and, based on the anticipated construction schedule as of the date of this report, expects the in-service date for the transmission line will be by late 2027.

In 2023, Idaho Power entered an agreement with BPA to transfer BPA's 21 percent ownership interest in the project to Idaho Power, increasing Idaho Power's interest to approximately 45 percent. PacifiCorp's ownership interest in the project is approximately 55 percent. Idaho Power has spent approximately $671 million, including Idaho Power's AFUDC, on the B2H project through December 31, 2025. Pursuant to the terms of joint funding arrangements, Idaho Power has received $360 million in reimbursement as of December 31, 2025, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, Oregon's Energy Facility Siting Council approved Idaho Power's site certificate in 2022 followed by a final order and two amendments to the site certificate, both contested but upheld in subsequent judicial proceedings. In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, three parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H, but in November 2025, the OPUC upheld the B2H CPCN. Those parties have now filed three complaints in the Baker County and Union County Circuit Courts challenging the OPUC decision. These cases remain pending. In addition, in September 2025, two parties filed complaints in Morrow County Circuit Court alleging that the Oregon Department of Energy and the Oregon Energy Facility Siting Council improperly modified the Fire Protection and Suppression Plan. Idaho Power has moved to dismiss that claim, and the case remains pending.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $415 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining material procurement and construction of the project.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $91 million, including Idaho Power's AFUDC, for its share of the project costs through December 31, 2025.

The permitting phase of the GWW project was subject to review and approval of the BLM. The BLM has published its records of decision for all segments of the transmission line. In 2020 and 2024, PacifiCorp completed construction and commissioned segments of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of approximately 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Idaho Power has ownership interest in four segments within this area, totaling approximately 330 miles of new line.

Current permitting and pre-construction activities are focused on the segment of line between the Hemingway substation and the Midpoint substation, near Jerome, Idaho. Idaho Power is the majority owner of the approximately 130-mile segment, and, as of the date of this report, Idaho Power estimates the total cost for its share of this segment and the associated substation work to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $790 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting and construction phases of the project based on Idaho Power's assumption that it may commence construction of this segment during that time period. Idaho Power expects the in-service date for this segment of line or a portion of this segment will be 2028 or later. Idaho Power and PacifiCorp continue to coordinate the timing of next steps of the remaining co-owned segments to best meet customer and system needs, including potentially modifying the ownership structure of those segments of the project.

SWIP-N: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile, high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence in 2026 and to be completed in 2028 or thereafter. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term. On December 12, 2025, the IPUC issued its order approving a CPCN for the project. SWIP-N has received various required governmental approvals, including from the FERC and the Public Utilities Commission of Nevada, while certain other approvals and permits remain in process.

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

Relicensing costs of $536 million (including AFUDC) for the HCC were included in construction work in progress at December 31, 2025. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $38.5 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of December 31, 2025, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $281 million. As discussed in Note 3 – “Regulatory Matters – Notable Idaho Base Rate Adjustments – Recovery of Incremental AFUDC Associated with HCC" to the consolidated financial statements included in this report, in March 2025, Idaho Power filed an application with the IPUC to increase the annual cash collection of AFUDC associated with relicensing of the HCC project from $8.8 million to $38.5 million. In September 2025, the IPUC approved Idaho Power's proposed increase in annual cash collection to recover AFUDC associated with relicensing of the HCC project, effective October 1, 2025.

As of the date of this report, Idaho Power anticipates that the FERC could issue a new HCC license in 2027 or thereafter. However, the exact timing, as well as the total capital investment and ongoing operating and maintenance costs required to comply with the new license remain uncertain. Idaho Power estimates that annual costs to obtain a new long-term license, including AFUDC but excluding post-issuance compliance cost, will range from $35 million to $45 million until the license is issued. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses to meet the long-term license's terms and conditions could also be significant. Following Idaho Power's application, the IPUC issued an order in April 2018 approving a settlement stipulation among the parties recognizing that a total of $216.5 million in expenditures were prudently incurred and, therefore, should be eligible for inclusion in customer rates in a future rate proceeding.

In December 2025, Idaho Power filed an application with the IPUC requesting a determination that $305 million of additional costs between January 1, 2016 and September 30, 2025, to relicense the HCC were also prudently incurred. Idaho Power plans to file a supplemental application in this case in 2026 for the inclusion of additional costs incurred during the final three months of 2025. This case remains pending.

Jackalope Wind Project: In October 2024, Idaho Power entered into agreements with a counterparty and certain of its affiliates to develop the Jackalope Wind Project, which consisted of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of approximately 300 MW of generation to Idaho Power's system from a wind-powered generation facility located in Sweetwater County, Wyoming, and (ii) a co-located wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. In September 2025, due to permitting delays and uncertainty around federal land use policies, Idaho Power, the counterparty, and applicable affiliates of the counterparty terminated the agreements for the project.

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

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $20 million in 2025 and 2024 to its defined benefit pension plan. Idaho Power estimates that it has no minimum required contribution to be made during 2026. Depending on market conditions and cash flow considerations, Idaho Power expects that it could contribute up to $30 million to the pension plan during 2026. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2026, Idaho Power expects continuing contributions under the pension plan could be significant. Refer to Note 12 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2025 and 2024, Idaho Power's deferral balance associated with the Idaho jurisdiction was $247 million and $252 million, respectively. Deferred pension costs are amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $35 million of deferred pension costs annually. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2025, include long-term debt, interest payments, purchase obligations, leases, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. In September 2025, IDACORP adjusted the near-term target payout ratio to between 50 percent and 60 percent of IDACORP earnings, considering Idaho Power's financing needs to fund its capital investments and ongoing operations. Notwithstanding IDACORP's dividend policy, the dividends IDACORP pays remain in the discretion of the board of directors, which, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September 2025 and 2024, IDACORP's board of directors voted to increase the quarterly dividend to $0.88 per share and $0.86 per share of IDACORP common stock, respectively. IDACORP's dividends during 2025 were 58.6 percent of actual 2025 earnings.

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

Off-Balance Sheet Arrangements

IDACORP’s and Idaho Power’s off-balance sheet arrangements as of December 31, 2025, include guarantees of Idaho Power's portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. See Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to off-balance sheet arrangements.

REGULATORY MATTERS

Introduction

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, OPUC, and FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, OPUC, and WPSC as to the issuance of debt and equity securities. As a public utility under the FPA, Idaho Power has been granted the authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability, among other items.

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors. Idaho Power filed a general rate case in Idaho in 2025, which was resolved by the 2025 Settlement Stipulation, as approved by the IPUC in December 2025. The 2025 Settlement Stipulation provided for Idaho Power to implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by approximately $110.0 million, or 7.48 percent, effective January 1, 2026. In light of the regulatory lag in recovery of costs within Idaho Power's substantial capital expenditures to address growth, maintain system reliability, and ensure an adequate supply of electricity, Idaho Power is evaluating its potential rate case filings for 2026.

Previously, Idaho Power filed the 2024 Idaho Limited-Issue Rate Case in May 2024, focused on revenue requirements for 2024 incremental plant additions and incremental ongoing labor costs, which was resolved by an IPUC order in December 2024. Idaho Power also filed general rate cases in Idaho and Oregon in 2023, which were resolved by the 2023 Settlement Stipulation in Idaho and the 2024 Oregon Settlement Stipulations in Oregon.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism in Idaho, power cost adjustment mechanisms, limited-issue rate cases, WMP cost deferrals, project-specific cases, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

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

Description	Effective Date	Estimated Annualized Rate Impact (in millions of dollars)(1)
2025 Idaho general rate case	1/1/2026	$110.0
2025 Oregon rate adjustment	1/1/2026	(0.6)
2025 Idaho PCA	6/1/2025	(94.8)
2025 Idaho FCA	6/1/2025	(39.8)
2024 Idaho limited-issue rate case	1/1/2025	50.1
2023 Oregon general rate case	10/15/2024	6.7
2024 Idaho PCA	6/1/2024	(35.7)
2024 Idaho FCA	6/1/2024	11.7
2023 Idaho general rate case	1/1/2024	54.7

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

Idaho and Oregon Rate Cases

As noted above, in December 2025, the IPUC issued an order approving the 2025 Settlement Stipulation, which resolved the Idaho general rate case Idaho Power had filed in May 2025. The 2025 Settlement Stipulation provided for Idaho Power to implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by approximately $110.0 million, or 7.48 percent, effective January 1, 2026. The approximate $110.0 million of additional annual revenue is inclusive of a PCA rate increase of $13.1 million. The ADITC and Revenue Sharing mechanism was updated as part of the 2025 Settlement Stipulation. At December 31, 2025, Idaho Power estimates that it had $167.8 million of deferred credits available for future use under the updated ADITC and Revenue Sharing mechanism.

In December 2024 and January 2025, the IPUC issued an order and subsequent errata in connection with Idaho Power's 2024 Idaho Limited-Issue Rate Case, providing for Idaho Power to implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $50.1 million, or 3.7 percent, effective January 1, 2025.

The 2023 Settlement Stipulation in connection with Idaho Power's 2023 Idaho general rate case provided for revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024, net of an Idaho-jurisdiction PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates.

In December 2023, Idaho Power filed a general rate case with the OPUC. In September 2024, the OPUC issued an order approving the 2024 Oregon Settlement Stipulations to settle the general rate case. The OPUC order and the 2024 Oregon Settlement Stipulations provided for revised tariff schedules designed to increase annual Oregon-jurisdiction revenue by $6.7 million, or 12.14 percent, effective October 15, 2024.

For more information on these rate cases, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Other Notable Regulatory Matters

Integrated Resource Plan and Resource Procurement Filings: Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2025, as described in Part 1, Item 1 - "Business - Resource Planning" in this report. The 2025 IRP identified the need for resources to meet projected capacity deficits in the near-term. The OPUC and the IPUC acknowledged the 2025 IRP in December 2025 and February 2026, respectively.

In August 2024, the OPUC issued an order approving Idaho Power's RFP to procure resources for its anticipated energy and capacity needs in 2028 and beyond. Idaho Power issued the RFP in August 2024 soliciting resources with a commercial operation date (COD) no later than April 1, 2028 (2028 bids), as well as bids with a COD after April 1, 2028. In March 2025, the OPUC acknowledged the final shortlist of 2028 bids, subject to certain conditions. In July 2025, Idaho Power filed a request for acknowledgement from the OPUC for the final shortlist of bids with a COD no later than June 1, 2029 (2029 bids). Bids from Idaho Power are included in the final shortlist of 2029 bids. In August 2025, the OPUC acknowledged the final shortlist of 2029 bids, subject to certain conditions.

In December 2024, Idaho Power filed an application with the IPUC for the Jackalope Wind Project, consisting of (i) a 35-year PPA between Jackalope Wind, LLC and Idaho Power, supplying a capacity of 300 MW of generation to Idaho Power's system, and (ii) a wind turbine generator power plant to be owned by Idaho Power, providing a capacity of 300 MW of generation. In its application, Idaho Power requested that the IPUC approve the PPA and grant a CPCN for the wind turbine generator power plant. In June 2025, the IPUC approved the PPA and granted the CPCN. However, due to the termination of the agreements for the Jackalope Wind Project following a delay in the planned commercial operation date of the Project, in September 2025, Idaho Power filed a petition with the IPUC to withdraw the CPCN and approval of the PPA for the Project. In December 2025, the IPUC issued an order withdrawing the CPCN and approval of the PPA for the Project.

Also in December 2024, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire and own two battery storage facilities with a total of 100 MW of operating capacity to address Idaho Power's identified capacity deficiency in 2026. In October 2025, the IPUC granted the CPCN.

In March 2025, Idaho Power filed an application with the IPUC to grant a CPCN for Idaho Power to acquire an ownership interest, including the rights to 250 MW of northbound capacity, in SWIP-N, a planned 285-mile, high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. In its application, Idaho Power also requested that the IPUC approve the company's utilization of an additional 250 MW of rights to northbound capacity on SWIP-N. In December 2025, the IPUC granted the CPCN and approved the request to utilize northbound capacity on SWIP-N.

In March 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 20-year PPA with Crimson Orchard Solar LLC supplying 100 MW of output to Idaho Power, (2) approving the 20-year energy storage agreement (SA) with Crimson Orchard Solar for 100 MW of dispatchable energy storage capacity, and (3) acknowledging the lease accounting necessary to facilitate the transaction and that the resulting expenses associated with both the PPA and the SA are prudently incurred for ratemaking purposes. In August 2025, Idaho Power also filed with the IPUC for approval of amendments to the PPA and SA for Crimson Orchard Solar. In December 2025 and February 2026, the IPUC issued an order and subsequent clarification approving the PPA, the SA, and the amendments and acknowledging that the SA may require the application of lease accounting, in each case subject to certain conditions.

In September 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 25-year PPA with Blacks Creek Energy Center, LLC supplying 80 MW of output to Idaho Power and (2) acknowledging that the resulting expenses associated with the PPA are prudently incurred for ratemaking purposes. As of the date of this report, the case remains pending.

In September 2025, Idaho Power filed an application with the IPUC for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant to meet an identified capacity deficit in 2028, as well as confirmation and approval by the IPUC of Idaho Power's accrual of AFUDC in connection with the project. As of the date of this report, the case remains pending.

Filing for Approval of Conversion of North Valmy Plant to Natural Gas: In January 2025, Idaho Power filed an application with the IPUC to grant approval of an agreement between Idaho Power and the co-owner of the North Valmy plant, NV Energy, to convert the two coal-fired units at the North Valmy plant to natural gas-fired steam turbines by mid-2026. In July 2025, the IPUC approved the agreement with NV Energy for the conversion of the two coal-fired units at the North Valmy plant to natural gas.

Filing for Approval of Wildfire Mitigation Plan: In October 2025, Idaho Power filed an application with the IPUC for approval of the Company's WMP in accordance with Idaho's Wildfire Standard of Care Act, which became effective in 2025. In December 2025, Idaho Power filed an application with the OPUC for approval of the company's 2026-2028 WMP. As of the date of this report, both cases remain pending.

Idaho Oversight Process for the Acquisition of Large Supply-Side Electrical Resources: In January 2026, the IPUC issued an order (1) rescinding its prior order requiring Idaho Power to comply with Oregon’s RFP guidelines, and (2) adopting an IPUC procedure for electric utilities to solicit large supply-side resources.

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

Factors that have influenced power cost adjustment rate changes in recent years include year-to-year volatility in hydropower generation conditions, market energy prices and the volume of wholesale energy sales, power purchase costs from renewable energy projects, and income tax reform. From year to year, these factors can vary significantly, which can result in significant accruals and deferrals under the power cost adjustment mechanisms. The power cost adjustment rate changes reflected in the table under the heading "Notable Retail Rate Changes in Idaho and Oregon" in this MD&A are illustrative of the volatility of net power supply costs and the impact on power cost adjustment rates.

The following table summarizes the change in deferred (accrued) net power supply costs during 2025 (in millions of dollars):

	Idaho	Oregon	Total
Balance at December 31, 2024	$18.5	$(3.9)	$14.6
Current period net power supply costs (accrued) deferred	(25.4)	2.8	(22.6)
Prior amounts (collected) refunded through rates	(3.2)	0.9	(2.3)
REC sales	(28.2)	(1.2)	(29.4)
Interest and other	(2.7)	—	(2.7)
Balance at December 31, 2025	$(41.0)	$(1.4)	$(42.4)
Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. In September 2025, Idaho Power filed its 2025 final transmission rate with the FERC, reflecting a transmission rate of $34.16 per kilowatt-year (kW-year), to be effective for the period from October 1, 2025 to September 30, 2026. Idaho Power's final rate was based on a net annual transmission revenue requirement of $148.5 million. The OATT rate in effect from October 1, 2024 to September 30, 2025, was $31.55 per kW-year based on a net annual transmission revenue requirement of $137.9 million. A kW-year is a unit of electrical capacity equivalent to 1 kW of power used for 8,760 hours.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. See Note 13 - "Property, Plant and Equipment and Jointly-Owned Projects" to the consolidated financial statements included in this report for information regarding relicensing costs for the HCC. In addition to the discussion below, refer to “Hells Canyon Complex Relicensing” in “Liquidity and Capital Resources” in this MD&A for a discussion of the costs and expected timing of an HCC license and "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

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

In connection with its relicensing efforts, Idaho Power filed annual water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. Challenges regarding how to meet water temperature standards below the HCC for spawning fall Chinook salmon, and a conflict in laws between Oregon and Idaho regarding the reintroduction and passage of fish above the HCC, delayed the issuance of the 401 certifications from the states for several years. In 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law requiring reintroduction and passage, which the FERC denied in 2017. In 2018, Idaho Power appealed the FERC's 2017 order with the United States Court of Appeals for the District of Columbia Circuit, which is pending.

In 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to implement a 20-year program to study the success of non-volitional passage of non-ESA listed anadromous fish into Pine Creek, an Oregon tributary to Hells Canyon Reservoir, and increase the number of Chinook salmon it releases each year through expanded hatchery production. In 2019, Oregon and Idaho issued final CWA Section 401 certifications which have been submitted to the FERC as part of the relicensing process. Also in 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. The FERC's decision relating to the Offer of Settlement is pending as of the date of this report.

In 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In April 2025, the FERC issued an updated schedule for the supplemental EIS with target dates for issuance of the draft and final supplemental EIS of September 2025 and May 2026, respectively. The FERC issued the draft supplemental EIS on January 14, 2026, which initiated a comment period until March 2, 2026. Idaho Power is reviewing the draft supplemental EIS. As part of issuing the draft supplemental EIS, the FERC also requested that USFWS and NMFS initiate formal consultation under section 7 of the ESA, indicating that it considered the draft supplemental EIS its biological assessment.

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

Idaho Power's previous license at American Falls expired in February 2025. In March 2025, the FERC issued Idaho Power an annual license on the same terms and conditions as its prior license. The annual license is effective until February 28, 2026, or until the FERC issues a new license for the American Falls facility. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2026.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the CAA, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's co-owned coal- and gas-fired power plant, its co-owned gas-fired power plant, and its three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation or conversion to natural gas, as the cost of compliance makes coal plants uneconomical to operate. The decision to end coal-fired operations at the North Valmy plant was based in part on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2026 to 2028. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2028, though they could be substantial. Changes in Presidential Administrations and Congressional elections since 2017 have resulted, and in the future could result, in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. Executive orders that could be issued by the current Presidential Administration and the outcome of U.S. federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict.

In addition, the court system has become more active in reviewing agency actions, resulting in even less certainty as to the outcome and durability of rules that are administratively implemented. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or conversions, or reduction or elimination of permitting requirements. More strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities, and could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction. Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described below in this MD&A, Idaho Power is uncertain whether and to what extent current executive orders, any future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders and new or revised legislation or regulation.

EPA Proposed Regulatory Actions

In March 2025, the EPA announced a set of proposed regulatory actions relating to environmental laws and regulations, many of which will impact Idaho Power if they are implemented. The proposed regulatory actions relate to the following laws and regulations, among others: the EPA's 2009 endangerment finding regarding six greenhouse gases; the Clean Air Act Section 111 rulemaking for new and existing generation units (also known as the Clean Power Plan 2.0); the MATS Rule; the Greenhouse Gas Reporting Program; effluent limitations guidelines and standards for the Steam Electric Power Generating Industry; the National Ambient Air Quality Standards for Particulate Matter (PM2.5); the Regional Haze Program; the “Good Neighbor Plan” and related State Implementation Plans; the coal ash program; and the definition of "Waters of the United States," which impacts applicability of the CWA to certain wetlands and water bodies.

The EPA has published proposed rules for several of the items mentioned in its March 2025 announcement, including the following:
•in June 2025, the EPA proposed rules to repeal greenhouse gas emissions standards for fossil fuel-fired power plants and to repeal certain amendments to the MATS Rule, including the revised filterable particulate matter (fPM) emission standard; the revised fPM emission standard compliance demonstration requirements; and the revised mercury emission standard for lignite-fired electric utility steam generating units;
•in September 2025, the EPA proposed revisions to the greenhouse gas reporting program to remove program obligations for most source categories, including for electric power generation;
•in November 2025, the EPA and the U.S. Department of the Army proposed revisions to the CWA, including the definition of "Waters of the United States"; and
•in January 2026, the EPA proposed to approve the SIPs of eight states, including Nevada.

The proposals are subject to public comment and remain pending as of the date of this report. In February 2026, the EPA finalized a rule rescinding the EPA's 2009 greenhouse gas endangerment finding The EPA has not yet taken official action on the other items mentioned in its March 2025 announcement. Idaho Power will continue to actively monitor these proposals and any other pending or potential environmental regulations related to environmental matters that may have an impact on its future operations. Given uncertainties regarding the outcome and timing for these EPA proposals, Idaho Power is unable to estimate the impact on Idaho Power of any such proposals.

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

There are a number of threatened or endangered species within Idaho Power's service area located in waterways in which Idaho Power has hydropower facilities, and within or near proposed transmission line routes. To date, efforts to protect these species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases. These ESA regulations could impact the timing and feasibility of the HCC relicensing project and the GWW transmission project and other infrastructure projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay or prevent construction.

Definition of "Harm" under the ESA: In April 2025, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service issued a proposed rule to rescind the definition of "harm" under the ESA in their respective regulations. If adopted, the proposed rescission of the definition of harm would likely have the effect of reducing the applicability of the ESA in some contexts. As of the date of this report, Idaho Power is unable to estimate the impact on Idaho Power of the proposed rule.

Developments in Regulation of Sage Grouse Habitat: In 2016, a group of lawsuits were filed in federal court to challenge the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuits challenge the plans and associated EISs across the sage grouse range, including in Idaho, and allege that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the lawsuits challenge certain exemptions provided for the B2H and GWW transmission line projects. Idaho Power has intervened in the proceedings to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to re-route the projects, which could lead to substantially higher construction and permitting costs and could delay construction. As of the date of this report, the above lawsuits are stayed, as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

In June 2017, the Secretary of the Interior directed the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. Following a series of interim measures, in February 2022, the BLM issued a notice of intent to amend its land use plans regarding sage grouse conservation and prepare associated EISs, and in November 2024, the BLM issued a proposed resource management plan amendment and final EIS. Idaho Power protested the 2024 plan amendment and EIS. In December 2025, the BLM published an updated resource management plan amendment and record of decision for Idaho and various other states. As of the date of this report, Idaho Power is unable to estimate the impact on Idaho Power of the updated resource management plan amendment and record of decision.

Revocation of "Blanket Rule" for Threatened Species and Revisions to Critical Habitat Designation Process: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA and the associated mitigation policies may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In March 2024, the USFWS published a final rule which, among other items, reinstated the “blanket rule” that allows the USFWS to treat threatened species the same (or similar) as endangered species under Section 4(d) of the ESA. Subsequently, in November 2025, the USFWS and NMFS jointly published proposed rules, among other items, to revoke the "blanket rule" for threatened species and revise the process for designation of critical habitat. Based on ESA listings as of the date of this report, Idaho Power anticipates that the proposed changes will have limited or no impact on its projects.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020; the biological assessments were subsequently updated in July 2025. In June 2022, the FERC issued a notice of intent to prepare a draft supplemental EIS and a final supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power anticipates that the final biological opinions will likely be issued after the FERC issues a final supplemental EIS, which is scheduled for May 2026 according to the FERC's updated schedule for issuance of the supplemental EIS. The FERC issued the draft supplemental EIS on January 14, 2026, which initiated a comment period until March 2, 2026. Idaho Power is reviewing the draft supplemental EIS.

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

Climate Change and the Regulation of Greenhouse Gas Emissions

Overview: Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a cessation of operation, as the cost of compliance makes the plants uneconomical to operate. As a result, Idaho Power ended its participation in coal-fired operations at the North Valmy plant unit 1 in 2019 and unit 2 in 2025. Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that anticipates (1) converting North Valmy plant units 1 and 2 to natural gas by mid-2026; and (2) converting units 3 and 4 at the Jim Bridger plant from coal to natural gas in 2030.

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

National GHG Initiatives; Clean Power Plan/Affordable Clean Energy Rule: The EPA has been active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions. As noted above, in August 2025, the EPA proposed a rule to reconsider the EPA's 2009 greenhouse gas endangerment finding. In February 2026, the EPA finalized a rule rescinding the 2009 endangerment finding. Idaho Power does not expect any near-term impact on its plans or operations as a result but will continue to monitor any potential effects.

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

In April 2024, the EPA released a final rule under Section 111 of the CAA (New Section 111 Rule) that regulates CO2 emissions from coal- and natural gas-fired electric generating units. Under the final rule, applicable standards of emission reduction vary based upon the retirement date of coal units and the capacity factor of existing and new natural gas units. The EPA based some of its requirements on carbon capture and storage technology. Idaho Power, among many other parties, filed suit in May 2024 in the U.S. Court of Appeals, D.C. Circuit, to challenge the New Section 111 Rule. Idaho Power's suit was consolidated with other similar suits, and the proceedings were placed on hold in February 2025 at the request of the EPA and remain on hold pending finalization of EPA's new Section 111 rules. As noted above, in June 2025, the EPA proposed to repeal all GHG emissions standards for fossil fuel-fired power plants. If the EPA's repeal of GHG emissions standards becomes effective, this will eliminate the New Section 111 Rule and any impacts it may have had on Idaho Power's coal- and natural gas-fired plants.

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

Regional Haze / Good Neighbor Plan: In June 2023, the EPA published the final rule under the CAA called the Federal "Good Neighbor Plan" for the 2015 Ozone National Ambient Air Quality Standards (Good Neighbor Plan), which took effect in August 2023. The Good Neighbor Plan establishes nitrogen oxides (NOx) emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program. The EPA's final rule temporarily excluded power plants located in Wyoming, while the EPA reevaluated the proposed disapproval of the Wyoming SIP. In December 2023, the EPA approved the Wyoming SIP, removing it from the Federal Implementation Plan (FIP).

In April 2024, the EPA proposed to approve revisions to the Wyoming Regional Haze SIP for the first planning period of 2008-2018. The proposed SIP replaces Wyoming’s previously approved source-specific NOx determination for Idaho Power’s jointly-owned Jim Bridger plant. Operations at the Jim Bridger plant have previously been modified to comply in advance with the proposed SIP. Accordingly, Idaho Power does not expect the proposed SIP, if approved, to require any additional changes to current operations at the Jim Bridger plant. As of the date of this report, the EPA's approval of the Wyoming SIP for the first planning period is pending.

In August 2024, the EPA proposed to approve in part and disapprove in part the proposed Wyoming Regional Haze SIP for the second planning period of 2018-2028. The public comment period for the EPA's proposed action ended in September 2024. Idaho Power submitted comments requesting that the EPA approve in full Wyoming's Regional Haze SIP for the second planning period. In December 2024, EPA published its final partial disapproval of Wyoming’s Regional Haze SIP for the second planning period based in part on Wyoming’s failure to consider the four statutory factors for the Jim Bridger plant. In January 2025, Idaho Power filed a petition with the EPA for reconsideration of its final partial disapproval and also filed suit in the 10th Circuit Court of Appeals to challenge the EPA's final partial disapproval, both of which remain pending. In May 2025, the EPA notified Idaho Power that the EPA would voluntarily reconsider its partial approval and disapproval of the Wyoming SIP for the second planning period.

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

In October 2025, the EPA issued a request for comment on how the EPA can revise the Regional Haze rules to streamline regulatory requirements. Further, in December 2025, the EPA finalized an extension of the due date for the third planning period of SIPs from 2028 to 2031.

In January 2026, the EPA proposed to approve the SIPs of eight states, including Nevada, and withdraw proposed SIP disapprovals of five other states under the 2015 Ozone National Ambient Air Quality Standards. The proposal is subject to a comment period and remains pending.

As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan could have on its operations at the North Valmy plant. If the January 2026 proposal to approve the Nevada SIP is finalized, Idaho Power anticipates that the Nevada SIP would not affect the current operations of the North Valmy plant.

Mercury and Air Toxic Standards: The MATS Rule in Section 112 of the CAA for coal-fired power plants provides that sources must comply with certain emission limits. Idaho Power and the co-owner of the Jim Bridger coal-fired generating plant installed mercury continuous emission monitoring systems on all coal-fired units at the plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS Rule.

In April 2024, EPA finalized updated standards for coal-fired power plants under the MATS Rule. As applicable to Idaho Power, the MATS Rule amends the filterable particulate matter (fPM) surrogate emission standard for non-mercury metal hazardous air pollutants to existing coal-fired power plants and the fPM emission standard compliance demonstration requirements. For coal-fired units at the Jim Bridger plant, the MATS Rule would require additional monitoring equipment and possibly other equipment upgrades. However in June 2025, as noted above, the EPA proposed amendments to the MATS Rule which, if finalized, would revise the fPM emission standard, the revised fPM emission standard compliance demonstration requirements, and the revised mercury emission standard for lignite-fired electric utility steam generating units. Idaho Power will continue to monitor developments with respect to the MATS Rule for possible impact to Idaho Power's operations.

CAA Section 111 New Source Performance Standards: In January 2026, the EPA finalized its “New Source Performance Standards Review for Stationary Combustion Turbines and Stationary Gas Turbines” under CAA Section 111. This rule applies to affected sources constructed, modified, or reconstructed after December 13, 2024. The rule established NOx emissions standards for several subcategories of new, modified, and reconstructed stationary combustion turbines and stationary gas turbines based on the size, rate of utilization, design efficiency, and fuel type of these turbines equivalent to the application of selective catalytic reduction (SCR) for large, high-utilization natural gas-fired turbines, and establishes various levels of combustion controls as the “Best System of Emissions Reduction” for smaller and lower-utilization turbines. Idaho Power is analyzing the rule and how it may impact Idaho Power's proposed addition of natural gas-fueled generating capacity next to its Bennett Mountain power plant and any future gas-fired projects.

Clean Water Act Matters

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the Idaho Department of Environmental Quality (IDEQ), regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs associated with those permitting and compliance obligations, but as of the date of this report, Idaho Power is unable to estimate with any reasonable certainty those costs. Idaho Power also expects to incur additional costs associated with the relicensing of its hydropower facilities, as discussed elsewhere in this report. In January 2026, the EPA proposed a rule that could simplify certain requirements under Section 401 of the CWA for water quality certifications. If finalized, the proposed rule may streamline the process for Idaho Power to receive future Section 401 certifications.

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the Idaho state district courts to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, which Idaho Power subsequently determined were applicable for operation of the dams. Idaho Power believes the dams would have been in compliance had the earlier permits remained in place. As of the date of this report, Idaho Power has submitted new permit applications for all 15 dams.

Resource Conservation and Recovery Act Matters

Under the Resource Conservation and Recovery Act, EPA finalized changes to the coal combustion residual (CCR) regulations for inactive surface impoundments at inactive electric utilities. EPA is establishing groundwater monitoring, corrective action, closure and post closure care requirements for these areas and in July 2025, extended certain deadlines for these areas. In addition, in August 2025, the EPA announced a proposal to approve Wyoming's CCR permit program, which would operate in lieu of the federal CCR program. If finalized, the proposed approval will streamline the permitting and monitoring requirements for the Jim Bridger plant landfill and flue gas desulfurization ponds. Idaho Power continues to work with the co-owners of the Jim Bridger plant and the North Valmy plant to evaluate the potential impacts of these regulations, which could affect the amount of asset retirement obligations recorded in Idaho Power's consolidated balance sheets.

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

OTHER MATTERS

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law. Among its key provisions, the OBBB updates renewable energy tax incentives originally established under the Inflation Reduction Act of 2022, including the Clean Electricity Production Tax Credit and the Investment Tax Credit. Under the new law, solar and wind facilities that begin construction by July 4, 2026, will remain eligible for the credits, consistent with existing guidance on construction start dates. Projects that commence construction after this deadline must be placed in service by the end of 2027 to qualify. For certain other eligible technologies, a gradual phase-out of the credits will begin in 2034, with no credits available for projects that begin construction after 2035. The OBBB also introduces new restrictions for facilities that receive material support from a prohibited foreign entity as well as other corporate-related income tax law changes. IDACORP and Idaho Power do not anticipate material impacts from the OBBB to projects for which Idaho Power has already executed agreements to own generation resources.

Executive Orders of the Current Presidential Administration

Beginning in January 2025, the current Presidential Administration has released several executive orders that may impact Idaho Power. These executive orders include, but are not limited to, orders regarding tariffs, the electric grid, the coal industry, revocation of executive orders of prior Presidential Administrations, federal grantmaking, and other orders intended to regulate international trade, strengthen the U.S. energy industry, and/or promote deregulation, including with respect to environmental and energy-related regulations. The outcome of these executive orders and U.S. federal agencies' review of regulations covered by executive orders is generally difficult to predict. However, in some instances, federal grants which Idaho Power has been awarded have been delayed or withdrawn, and other federal grants to Idaho Power may experience similar treatment in the future.

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

Idaho's Wildfire Standard of Care Act

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.6 billion of regulatory assets and $1.1 billion of regulatory liabilities at December 31, 2025. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2025, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2026 defined benefit plan pension expense increased to 5.75 percent from the 5.70 percent rate used in 2025.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. The long-term rate of return used to calculate the 2026 pension expense will be 7.4 percent, the same assumption as used in 2025.

Total net periodic pension and other postretirement benefit cost for these plans totaled $28.2 million and $31.0 million for the years ended December 31, 2025 and 2024, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2026, total net periodic pension costs and other postretirement benefit costs are expected to total approximately $26.5 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, net periodic pension costs and other postretirement benefit costs could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future net periodic pension costs and other postretirement benefit costs:

	Discount rate		Rate of return
	2026	2025	2026	2025
	(millions of dollars)
Effect of 0.5% rate increase on total net periodic pension costs and other postretirement benefit costs	$(2.9)	$(2.7)	$(5.1)	$(4.9)
Effect of 0.5% rate decrease on total net periodic pension costs and other postretirement benefit costs	3.2	3.4	5.2	4.7

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $73.4 million decrease in the combined benefit obligations of the plans as of December 31, 2025. A 0.5 percent decrease in the plans' discount rates would have resulted in an $82.1 million increase in the combined benefit obligations of the plans as of December 31, 2025.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2025, a total of $247 million of expense was deferred as a regulatory asset. Idaho Power expects net amortization of the regulatory asset of approximately $19 million in 2026. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $36 million in 2025 and $36 million in 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2025. Neither IDACORP nor Idaho Power have entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2025, both IDACORP and Idaho Power had no variable rate debt.

Fixed Rate Debt: As of December 31, 2025, both IDACORP and Idaho Power had $3.5 billion in fixed rate debt, with a fair value of approximately $3.3 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $388 million if market interest rates were to decline by one percentage point from their December 31, 2025 levels.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted an energy risk management program, overseen by the risk management committee (RMC), and described in Idaho Power’s Energy Risk Management Policy and associated standards (ERMP). The ERMP has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. The RMC, composed of Idaho Power officers and senior managers, oversees the energy risk management program. The RMC is responsible for communicating the status of risk management activities to Idaho Power's board of directors. In its energy risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

The ERMP requires monitoring monthly volumetric electricity position and total monthly dollar (net power supply cost) exposure on a rolling 36-month forward view. The resource planning group produces and evaluates projections of the operating plan based on factors such as forecasted resource availability, stream flows, and load, and orders risk mitigating actions, including resource optimization and hedging strategies, dictated by the limits stated in the ERMP to bring exposures within pre-established risk guidelines. The RMC evaluates the hedging and operational actions initiated by the power supply operational groups for consistency and compliance with the ERMP.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2025, Idaho Power posted $45 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and then existing market conditions as of December 31, 2025, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $48 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,809,609	$1,822,965	$1,762,894
Other	3,388	3,668	3,462
Total operating revenues	1,812,997	1,826,633	1,766,356

Operating Expenses:
Electric utility:
Purchased power	392,462	425,082	501,531
Fuel expense	253,236	259,204	275,405
Power cost adjustment	24,997	89,757	6,885
Other operations and maintenance	470,537	460,951	399,855
Energy efficiency programs	30,480	27,580	31,948
Depreciation and amortization	251,072	223,410	195,341
Other electric utility operating expenses, net	31,408	8,798	38,550
Total electric utility expenses	1,454,192	1,494,782	1,449,515
Other	4,829	4,012	3,364
Total operating expenses	1,459,021	1,498,794	1,452,879

Operating Income	353,976	327,839	313,477

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(62,489)	(53,238)	(43,221)
Earnings of unconsolidated equity-method investments	(4,922)	(4,539)	(12,426)
Interest on long-term debt and finance leases	174,929	139,196	116,216
Other interest	29,473	24,454	20,253
Allowance for borrowed funds used during construction	(36,211)	(27,785)	(20,012)
Other income, net	(57,222)	(55,253)	(36,522)
Total nonoperating expense, net	43,558	22,835	24,288

Income Before Income Taxes	310,418	305,004	289,189

Income Tax (Benefit) Expense	(13,715)	15,053	27,296

Net Income	324,133	289,951	261,893
Adjustment for income attributable to noncontrolling interests	(661)	(777)	(698)
Net Income Attributable to IDACORP, Inc.	$323,472	$289,174	$261,195

Weighted Average Common Shares Outstanding - Basic (000’s)	54,235	52,543	50,717
Weighted Average Common Shares Outstanding - Diluted (000’s)	54,806	52,615	50,806
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$5.96	$5.50	$5.15
Earnings Attributable to IDACORP, Inc. - Diluted	$5.90	$5.50	$5.14

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)

Net Income	$324,133	$289,951	$261,893
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(145), $1,245, and $(1,477), respectively	(1,352)	3,592	(4,262)
Total Comprehensive Income	322,781	293,543	257,631
Comprehensive income attributable to noncontrolling interests	(661)	(777)	(698)
Comprehensive Income Attributable to IDACORP, Inc.	$322,120	$292,766	$256,933

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$215,718	$368,865
Receivables:
Customer (net of allowance of $3,788 and $5,071, respectively)	97,724	114,824
Other (net of allowance of $637 and $628, respectively)	37,764	29,627
Income taxes receivable	8,669	13,932
Accrued unbilled receivables	79,931	97,711
Materials and supplies (at average cost)	201,896	201,064
Fuel stock (at average cost)	24,455	43,656
Prepayments	30,579	29,461
Current regulatory assets	136,665	89,315
Other	3	—
Total current assets	833,404	988,455

Investments	155,002	161,340

Property, Plant, and Equipment:
Utility plant in service	8,249,106	7,957,763
Accumulated provision for depreciation	(2,599,465)	(2,714,706)
Utility plant in service - net	5,649,641	5,243,057
Construction work in progress	1,740,809	1,244,559
Finance lease right-of-use assets	219,612	—
Utility plant held for future use	19,781	13,211
Other property, net of accumulated depreciation	18,103	16,491
Property, plant, and equipment - net	7,647,946	6,517,318

Other Assets:
Company-owned life insurance	105,306	92,062
Regulatory assets	1,427,793	1,418,057
Other	55,986	62,131
Total other assets	1,589,085	1,572,250

Total	$10,225,437	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$19,885
Accounts payable	344,870	307,133
Taxes accrued	7,532	6,981
Interest accrued	49,547	42,681
Accrued compensation	77,245	70,548
Current regulatory liabilities	21,089	7,523
Advances from customers	201,743	165,229
Other	79,509	80,821
Total current liabilities	897,835	700,801

Other Liabilities:
Deferred income taxes	802,885	822,231
Regulatory liabilities	1,031,062	976,803
Pension and other postretirement benefits	137,406	165,992
Finance lease liabilities	216,695	—
Other	229,830	181,804
Total other liabilities	2,417,878	2,146,830

Long-Term Debt	3,331,038	3,053,777

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 54,859 and 53,962 shares issued, respectively)	1,301,907	1,194,998
Retained earnings	2,284,911	2,149,548
Accumulated other comprehensive loss	(14,944)	(13,592)
Total IDACORP, Inc. shareholders’ equity	3,571,874	3,330,954
Noncontrolling interests	6,812	7,001
Total equity	3,578,686	3,337,955

Total	$10,225,437	$9,239,363

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)
Operating Activities:
Net income	$324,133	$289,951	$261,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,402	228,091	199,908
Deferred income taxes and investment tax credits	(31,491)	(17,592)	39,613
Changes in regulatory assets and liabilities	31,229	115,026	(4,748)
Pension and postretirement benefit plan expense	45,214	45,800	27,155
Contributions to pension and postretirement benefit plans	(27,613)	(25,463)	(55,337)
Earnings of equity-method investments	(4,922)	(4,539)	(12,426)
Distributions from equity-method investments	9,225	7,850	2,950
Allowance for equity funds used during construction	(62,489)	(53,238)	(43,221)
Other non-cash adjustments to net income, net	8,547	10,443	8,414
Change in:
Accounts receivable and unbilled receivables	9,688	31,434	(17,628)
Prepayments	(3,666)	(8,931)	(3,220)
Materials, supplies, and fuel stock	18,370	(84,261)	(53,243)
Accounts and wages payable	(16,168)	16,939	(81,244)
Taxes accrued/receivable	5,814	10,769	(12,551)
Other assets and liabilities	37,565	32,138	10,712
Net cash provided by operating activities	601,838	594,417	267,027
Investing Activities:
Additions to property, plant and equipment, net	(1,179,327)	(1,009,279)	(611,137)
Payments received from transmission project joint funding partners	151,880	83,708	26,501
Investments in affordable housing and other real estate tax credit projects	(16,494)	(3,814)	(2,533)
Purchase of equity securities	(10,871)	(11,642)	(12,235)
Purchases of held-to-maturity securities	(2,896)	(1,845)	(1,617)
Proceeds from sale of investment securities	12,398	10,641	8,921
Other	16,406	14,570	2,153
Net cash used in investing activities	(1,028,904)	(917,661)	(589,947)
Financing Activities:
Issuance of long-term debt	400,000	300,000	872,000
Discount on issuance of long-term debt	(3,072)	(186)	(7,006)
Retirement of long-term debt	(19,885)	(49,800)	(225,000)
Payments on finance lease liabilities	(3,762)	—	—
Dividends on common stock	(188,482)	(176,565)	(163,545)
Issuance of common stock	97,777	298,450	—
Tax withholdings on net settlements of share-based awards	(3,336)	(3,782)	(3,274)
Debt issuance costs and other	(5,321)	(3,437)	(403)
Net cash provided by financing activities	273,919	364,680	472,772
Net (decrease) increase in cash and cash equivalents	(153,147)	41,436	149,852
Cash and cash equivalents at beginning of the year	368,865	327,429	177,577
Cash and cash equivalents at end of the year	$215,718	$368,865	$327,429
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$139,277	$109,067	$97,742
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$222,340	$168,107	$185,400
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—	$—

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$1,194,998	$888,615	$882,189
Issuance	97,777	298,450	—
Share-based compensation expense	12,505	11,708	9,578
Tax withholdings on net settlements of share-based awards	(3,336)	(3,782)	(3,274)
Other	(37)	7	122
Balance at end of year	1,301,907	1,194,998	888,615

Retained Earnings:
Balance at beginning of year	2,149,548	2,036,138	1,937,972
Net income attributable to IDACORP, Inc.	323,472	289,174	261,195
Common stock dividends ($3.46, $3.35, and $3.20 per share, respectively)	(188,109)	(175,764)	(163,029)
Balance at end of year	2,284,911	2,149,548	2,036,138

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(13,592)	(17,184)	(12,922)
Unfunded pension liability adjustment (net of tax)	(1,352)	3,592	(4,262)
Balance at end of year	(14,944)	(13,592)	(17,184)

Total IDACORP, Inc. shareholders’ equity at end of year	3,571,874	3,330,954	2,907,569

Noncontrolling Interests:
Balance at beginning of year	7,001	7,174	7,376
Net income attributable to noncontrolling interests	661	777	698
Distributions to noncontrolling interests	(850)	(950)	(900)
Balance at end of year	6,812	7,001	7,174

Total equity at end of year	$3,578,686	$3,337,955	$2,914,743

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)

Operating Revenues	$1,809,609	$1,822,965	$1,762,894

Operating Expenses:
Operation:
Purchased power	392,462	425,082	501,531
Fuel expense	253,236	259,204	275,405
Power cost adjustment	24,997	89,757	6,885
Other operations and maintenance	470,537	460,951	399,855
Energy efficiency programs	30,480	27,580	31,948
Depreciation and amortization	251,072	223,410	195,341
Other operating expenses, net	31,408	8,798	38,550
Total operating expenses	1,454,192	1,494,782	1,449,515

Operating Income	355,417	328,183	313,379

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(62,489)	(53,238)	(43,221)
Earnings of unconsolidated equity-method investments	(2,984)	(2,671)	(10,540)
Interest on long-term debt and finance leases	174,929	139,196	116,216
Other interest	29,035	24,105	19,913
Allowance for borrowed funds used during construction	(36,211)	(27,785)	(20,012)
Other income, net	(49,548)	(49,710)	(34,713)
Total nonoperating expense, net	52,732	29,897	27,643

Income Before Income Taxes	302,685	298,286	285,736

Income Tax (Benefit) Expense	(13,177)	17,681	28,926

Net Income	$315,862	$280,605	$256,810

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)

Net Income	$315,862	$280,605	$256,810
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(145), $1,245, and $(1,477), respectively	(1,352)	3,592	(4,262)
Total Comprehensive Income	$314,510	$284,197	$252,548

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2025	2024
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$119,111	$188,916
Receivables:
Customer (net of allowance of $3,788 and $5,071, respectively)	97,724	114,824
Other (net of allowance of $637 and $628, respectively)	37,108	28,874
Income taxes receivable	1,294	11,811
Accrued unbilled receivables	79,931	97,711
Materials and supplies (at average cost)	201,896	201,064
Fuel stock (at average cost)	24,455	43,656
Prepayments	30,447	29,328
Current regulatory assets	136,665	89,315
Other	3	—
Total current assets	728,634	805,499

Investments	89,103	92,921

Property, Plant, and Equipment:
Plant in service	8,249,106	7,957,763
Accumulated provision for depreciation	(2,599,465)	(2,714,706)
Plant in service - net	5,649,641	5,243,057
Construction work in progress	1,740,809	1,244,559
Finance lease right-of-use assets	219,612	—
Plant held for future use	19,781	13,211
Other property	6,715	4,858
Property, plant, and equipment, net	7,636,558	6,505,685

Other Assets:
Company-owned life insurance	105,306	92,062
Regulatory assets	1,427,793	1,418,057
Other	49,502	52,744
Total other assets	1,582,601	1,562,863

Total	$10,036,896	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2025	2024
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$19,885
Accounts payable	342,501	305,248
Accounts payable to affiliates	3,555	3,403
Taxes accrued	7,532	6,981
Interest accrued	49,547	42,681
Accrued compensation	76,912	70,319
Current regulatory liabilities	21,089	7,523
Advances from customers	201,743	165,229
Other	64,209	61,309
Total current liabilities	883,388	682,578

Other Liabilities:
Deferred income taxes	800,939	829,446
Regulatory liabilities	1,031,062	976,803
Pension and other postretirement benefits	137,406	165,992
Finance lease liabilities	216,695	—
Other	224,375	167,775
Total other liabilities	2,410,477	2,140,016

Long-Term Debt	3,331,038	3,053,777

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	1,107,258	912,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,223,899	2,096,151
Accumulated other comprehensive loss	(14,944)	(13,592)
Total equity	3,411,993	3,090,597

Total	$10,036,896	$8,966,968

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)
Operating Activities:
Net income	$315,862	$280,605	$256,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,794	227,480	199,307
Deferred income taxes and investment tax credits	(48,505)	(15,151)	35,080
Changes in regulatory assets and liabilities	31,229	115,026	(4,748)
Pension and postretirement benefit plan expense	45,190	45,763	27,138
Contributions to pension and postretirement benefit plans	(27,589)	(25,427)	(55,319)
Earnings of equity-method investments	(2,984)	(2,671)	(10,540)
Distributions from equity-method investments	7,150	5,750	650
Allowance for equity funds used during construction	(62,489)	(53,238)	(43,221)
Other non-cash adjustments to net income, net	(3,941)	(1,502)	(1,143)
Change in:
Accounts receivable and unbilled receivables	9,466	32,702	(17,882)
Prepayments	(3,668)	(8,927)	(3,212)
Materials, supplies, and fuel stock	18,370	(84,261)	(53,243)
Accounts and wages payable	(16,798)	15,781	(121,609)
Taxes accrued/receivable	11,068	(2,850)	(12,085)
Other assets and liabilities	37,620	32,171	10,776
Net cash provided by operating activities	567,775	561,251	206,759
Investing Activities:
Additions to utility plant, net	(1,178,990)	(1,009,138)	(610,913)
Payments received from transmission project joint funding partners	151,880	83,708	26,501
Purchase of equity securities	(8,452)	(10,991)	(11,233)
Purchases of held-to-maturity securities	(2,896)	(1,845)	(1,617)
Proceeds from sale of investment securities	12,013	10,641	8,921
Other	13,151	12,249	6,198
Net cash used in investing activities	(1,013,294)	(915,376)	(582,143)
Financing Activities:
Issuance of long-term debt	400,000	300,000	872,000
Discount on issuance of long-term debt	(3,072)	(186)	(7,006)
Retirement of long-term debt	(19,885)	(49,800)	(225,000)
Payments on finance lease liabilities	(3,762)	—	—
Dividends on common stock	(187,806)	(175,772)	(101,790)
Capital contribution from parent	195,000	200,000	—
Other	(4,761)	(2,992)	38
Net cash provided by financing activities	375,714	271,250	538,242
Net (decrease) increase in cash and cash equivalents	(69,805)	(82,875)	162,858
Cash and cash equivalents at beginning of the year	188,916	271,791	108,933
Cash and cash equivalents at end of the year	$119,111	$188,916	$271,791
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$138,839	$108,718	$97,402
Non-cash investing activities:
Additions to utility plant in accounts payable	$222,340	$168,107	$185,400
Right-of-use asset obtained in exchange for finance lease liability	$226,618	$—	$—

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)

Retained Earnings, Beginning of Year	$2,096,151	$1,991,319	$1,836,547
Net Income	315,862	280,605	256,810
Dividends on Common Stock	(188,114)	(175,773)	(102,038)
Retained Earnings, End of Year	$2,223,899	$2,096,151	$1,991,319

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. On February 13, 2026, Idaho Power signed an asset purchase agreement with OTEC for the sale of Idaho Power's electric distribution business and certain transmission assets in the state of Oregon. Refer to Note 22 - "Sale of Oregon Assets" for additional information regarding the Oregon Sale. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the FERC. Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power.

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

IDACORP also consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2025, Marysville had approximately $14.2 million of primarily hydropower plant assets. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture and the EEC note result in Ida-West's ability to control the activities of the joint venture.

The BCC investment is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint-owner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $16.8 million at December 31, 2025, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $50.1 million guarantee for mine reclamation costs. BCC has a reclamation trust fund set aside specifically for the purpose of paying the reclamation costs. At December 31, 2025, the value of BCC's reclamation trust fund exceeded the guarantee requirement for the total reclamation obligation. The guarantee, reclamation obligation, and reclamation trust are discussed further in Note 9 - "Commitments."

IFS's affordable housing limited partnership and other real estate tax credit investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 7 to 100 percent and were acquired between 2004 and 2023. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $50.4 million at December 31, 2025.

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

Idaho Power meets the requirements under GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; O&M expense; depreciation and amortization expense; and income tax expense. The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated entity would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates. Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense. The effects of applying these regulatory accounting principles to Idaho Power’s operations are discussed in more detail in Note 3 - "Regulatory Matters."

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

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest. A late payment fee of one percent and 2.4 percent in Idaho Power's Idaho and Oregon jurisdictions, respectively, may be assessed per month on account balances after 30 days. An allowance is recorded for potential uncollectible accounts. The measurement of expected credit losses on Idaho Power accounts receivable is based on historical experience, current economic conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. Adjustments are charged to income. Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$5,071	$4,869
Additions to the allowance	3,004	4,523
Write-offs, net of recoveries	(4,287)	(4,321)
Balance at end of period	$3,788	$5,071
Allowance for uncollectible accounts as a percentage of customer receivables	3.7%	4.2%

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

There were no impaired receivables without related allowances at December 31, 2025 and 2024. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

Operating revenues are generally recorded when service is rendered or energy is delivered to customers. Idaho Power accrues estimated unbilled receivables for electric services delivered to customers but not yet billed at year-end. Idaho Power does not report any collections of franchise fees and similar taxes related to energy consumption on the income statement. In addition, regulatory mechanisms in place in Idaho and Oregon affect the reported amount of revenue. The effects of applying these regulatory mechanisms are discussed in more detail in Note 4 - "Revenues."

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 3.2 percent in 2025, 3.1 percent in 2024, and 2.9 percent in 2023.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2025, 2024, or 2023.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. AFUDC is included as a reduction to total nonoperating expense, net, on the consolidated statements of income. Idaho Power’s weighted-average monthly AFUDC rate was 7.2 percent for both 2025 and 2024, and 7.4 percent for 2023.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and are allowed to be applied retrospectively. IDACORP and Idaho Power adopted this ASU on January 1, 2025, for annual periods. The amendments in this ASU have been applied retrospectively. See Note 2 - "Income Taxes" for expanded disclosure required by this ASU.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which amends certain aspects of the accounting for and disclosure of software costs. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU are required to be applied prospectively and may be applied either retrospectively or using a modified prospective transition method. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on their respective consolidated financial statements.

There have been no other recent accounting pronouncements not yet adopted that are expected to have a material impact on IDACORP's or Idaho Power's consolidated financial statements.

2. INCOME TAXES

Reconciliations between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are presented below (in thousands of dollars, except percentages):

	IDACORP
	2025		2024		2023
Income before income taxes(1)	$309,757		$304,227		$288,491
US federal income tax expense at statutory rate	65,049	21.0%	63,888	21.0%	60,583	21.0%
State income taxes, net of federal income tax effect(2)	12,480	4.0%	14,420	4.7%	13,675	4.7%
Flow-through accounting and other effects of rate regulation:
AFUDC	(20,727)	(6.7)%	(17,015)	(5.6)%	(13,279)	(4.6)%
Capitalized interest	7,721	2.5%	5,493	1.8%	3,097	1.1%
Removal costs	(5,707)	(1.8)%	(5,109)	(1.7)%	(6,312)	(2.2)%
Capitalized overhead costs	(2,100)	(0.7)%	(2,100)	(0.7)%	(2,100)	(0.7)%
Capitalized repair costs	(24,150)	(7.8)%	(19,320)	(6.4)%	(24,360)	(8.4)%
Depreciation	22,001	7.1%	18,705	6.1%	18,041	6.3%
Excess deferred income tax reversal	(9,723)	(3.1)%	(10,047)	(3.3)%	(10,684)	(3.7)%
Income tax return adjustments	(8,046)	(2.6)%	1,844	0.6%	(8,229)	(2.9)%
State related	324	0.1%	6,043	2.0%	2,127	0.7%
Other, net	(808)	(0.3)%	776	0.3%	1,874	0.6%
Tax credits:
Investment tax credits - federal	(7,208)	(2.3)%	(4,480)	(1.5)%	(2,344)	(0.8)%
Investment tax credits - Idaho	—	—%	(3,791)	(1.2)%	(3,107)	(1.1)%
Accumulated deferred investment tax credits - federal	(7,017)	(2.3)%	(8,712)	(2.9)%	—	—%
Accumulated deferred investment tax credits - Idaho	(33,319)	(10.8)%	(21,119)	(6.9)%	—	—%
Real estate-related tax credits - federal	(7,790)	(2.5)%	(7,499)	(2.5)%	(6,869)	(2.4)%
Nontaxable or nondeductible items	(229)	(0.1)%	(516)	(0.2)%	120	—%
Other Items:
Real estate-related investment distributions	(670)	(0.2)%	(1,611)	(0.5)%	(507)	(0.2)%
Real estate-related investment amortization	6,204	2.0%	5,203	1.7%	5,570	1.9%
Total income tax (benefit) expense and effective tax rate	$(13,715)	(4.4)%	$15,053	4.9%	$27,296	9.5%

(1) Net of adjustment for income attributable to noncontrolling interests.
(2) State taxes in Idaho made up the majority (greater than 50%) of the tax effect in this category.

	Idaho Power
	2025		2024		2023
Income before income taxes	$302,685		$298,286		$285,736
US federal income tax expense at statutory rate	63,564	21.0%	62,640	21.0%	60,005	21.0%
State income taxes, net of federal income tax effect(1)	12,195	4.0%	14,139	4.7%	13,544	4.7%
Flow-through accounting and other effects of rate regulation:
AFUDC	(20,727)	(6.8)%	(17,015)	(5.7)%	(13,279)	(4.6)%
Capitalized interest	7,721	2.6%	5,493	1.8%	3,097	1.1%
Removal costs	(5,707)	(1.9)%	(5,109)	(1.7)%	(6,312)	(2.2)%
Capitalized overhead costs	(2,100)	(0.7)%	(2,100)	(0.7)%	(2,100)	(0.7)%
Capitalized repair costs	(24,150)	(8.0)%	(19,320)	(6.5)%	(24,360)	(8.5)%
Depreciation	22,001	7.3%	18,705	6.3%	18,041	6.3%
Excess deferred income tax reversal	(9,723)	(3.2)%	(10,047)	(3.4)%	(10,684)	(3.7)%
Income tax return adjustments	(8,581)	(2.8)%	1,794	0.6%	(7,732)	(2.7)%
State related	684	0.2%	6,361	2.1%	2,537	0.9%
Other, net	(577)	(0.2)%	759	0.3%	1,499	0.5%
Tax credits:
Investment tax credits - federal	(7,208)	(2.4)%	(4,480)	(1.5)%	(2,344)	(0.8)%
Investment tax credits - Idaho	—	—%	(3,791)	(1.3)%	(3,107)	(1.1)%
Accumulated deferred investment tax credits - federal	(7,017)	(2.3)%	(8,712)	(2.9)%	—	—%
Accumulated deferred investment tax credits - Idaho	(33,319)	(11.0)%	(21,119)	(7.1)%	—	—%
Nontaxable or nondeductible items	(233)	(0.1)%	(517)	(0.2)%	121	—%
Total income tax (benefit) expense and effective tax rate	$(13,177)	(4.4)%	$17,681	5.9%	$28,926	10.1%

(1) State taxes in Idaho made up the majority (greater than 50%) of the tax effect in this category.

The items comprising income tax expense for the years ended December 31 are presented below (in thousands of dollars):

	IDACORP			Idaho Power
	2025	2024	2023	2025	2024	2023
Income taxes current:
Federal	$13,684	$19,252	$(13,253)	$27,816	$20,447	$(4,757)
State	5,754	15,750	5,634	8,128	12,674	3,627
Total	19,438	35,002	(7,619)	35,944	33,121	(1,130)
Income taxes deferred:
Federal	(28,931)	(73,565)	(18,419)	(35,697)	(67,549)	(19,086)
State	(16,431)	(15,608)	(3,269)	(18,826)	(12,735)	(1,051)
Total	(45,362)	(89,173)	(21,688)	(54,523)	(80,284)	(20,137)
Investment tax credits:
Deferred	52,946	102,946	55,644	52,946	102,946	55,644
Restored	(47,544)	(38,102)	(5,451)	(47,544)	(38,102)	(5,451)
Total	5,402	64,844	50,193	5,402	64,844	50,193
Real estate-related investments at IFS	6,807	4,380	6,410	—	—	—
Total income tax (benefit) expense	$(13,715)	$15,053	$27,296	$(13,177)	$17,681	$28,926

The components of the net deferred tax liability as of December 31 are presented below (in thousands of dollars):

	IDACORP		Idaho Power
	2025	2024	2025	2024
Deferred tax assets:
Regulatory liabilities	$121,489	$127,634	$121,489	$127,634
Deferred compensation	24,483	24,782	24,483	24,782
Deferred revenue	70,326	64,592	70,326	64,592
Tax credits	70,854	66,783	67,930	53,859
Partnership investments	24,157	18,450	24,157	18,450
Retirement benefits	19,533	26,495	19,533	26,495
Other	37,884	24,869	37,831	24,826
Total	368,726	353,605	365,749	340,638
Deferred tax liabilities:
Property, plant and equipment	235,849	243,454	235,849	243,454
Regulatory assets	821,346	811,054	821,346	811,054
Partnership investments	4,309	4,613	—	—
Retirement benefits	65,214	75,716	65,214	75,716
Wildfire mitigation plan deferral	22,252	16,272	22,252	16,272
Other	22,641	24,727	22,027	23,588
Total	1,171,611	1,175,836	1,166,688	1,170,084
Net deferred tax liabilities	$802,885	$822,231	$800,939	$829,446

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

Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information related to cash paid for income taxes for the years ended December 31 are presented below (in thousands of dollars):

	IDACORP
	2025	2024	2023
Federal	$18,000	$14,000	$—
Idaho	5,600	10,300	5,300
Other	892	900	900
Total cash paid for income taxes	$24,492	$25,200	$6,200

	Idaho Power
	2025	2024	2023
Federal	$18,382	$30,615	$34,604
Idaho	7,522	5,598	15,765
Other	841	905	1,446
Total cash paid to IDACORP related to income taxes	$26,745	$37,118	$51,815

Tax Credit Carryforwards

As of December 31, 2025, IDACORP had $70.9 million of Idaho investment tax credit carryforward which expires from 2034 to 2039.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2025 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2023 through 2025 for federal and 2022 through 2025 for Idaho. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.

3. REGULATORY MATTERS

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. Included below is a summary of Idaho Power's regulatory assets and liabilities, as well as a discussion of notable regulatory matters affecting customer rates.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2025
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2025	2024
Regulatory Assets:
Income taxes(2)		$—	$821,346	$821,346	$811,054
Pension expense deferrals(3)		245,508	1,832	247,340	252,197
Mark-to-market assets(4)		—	49,520	49,520	28,118
Unfunded postretirement benefits(5)		—	—	—	18,824
Power supply costs(6)		—	—	—	18,507
Fixed cost adjustment(6)	2026-2027	8,205	(1,350)	6,855	17,761
North Valmy plant settlements(6)	2026-2033	83,941	—	83,941	80,767
Jim Bridger plant settlement(6)	2026-2030	151,739	12,921	164,660	147,451
Wildfire Mitigation Plan deferral(6)		—	91,670	91,670	63,966
Asset retirement obligations(7)		—	62,166	62,166	37,842
Long-term service agreement	2026-2043	11,313	7,326	18,639	19,796
Other	2026-2056	4,596	13,725	18,321	11,089
Total		$505,302	$1,059,156	$1,564,458	$1,507,372
Regulatory Liabilities:
Income taxes(8)		$—	$121,489	$121,489	$127,634
Depreciation-related excess deferred income taxes(9)		128,180	—	128,180	137,903
Removal costs(7)		—	162,652	162,652	166,181
Investment tax credits		—	235,724	235,724	230,322
Deferred revenue-AFUDC(10)		224,083	56,896	280,979	250,942
Energy efficiency program costs		16,493	—	16,493	9,277
Power supply costs(6)	2026-2027	42,419	—	42,419	3,949
Unfunded postretirement benefits(5)		—	11,785	11,785	—
Tax reform accrual for future amortization(11)		—	44,423	44,423	42,266
Other		4,168	3,839	8,007	15,852
Total		$415,343	$636,808	$1,052,151	$984,326

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return. The interest rate on deferral accounts is published annually by the IPUC and OPUC. The applicable rates for 2025 were 5.0% and 4.5%, respectively.
(2) Represents flow-through income tax accounting differences which have a corresponding deferred tax liability disclosed in Note 2 - "Income Taxes."
(3) Idaho Power records a regulatory asset for the difference between net periodic pension cost and pension cost considered for rate-making purposes relating to Idaho Power's defined benefit pension plan. In its Idaho jurisdiction, Idaho Power’s inclusion of pension costs for the establishment of retail rates is based upon contributions made to the pension plan. This regulatory asset account represents the difference between cumulative cash contributions and amounts collected in rates. Deferred costs are amortized into expense as the amounts are provided for in Idaho retail revenues.
(4) This item is discussed in more detail in Note 16 - "Derivative Financial Instruments."
(5) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 12 - "Benefit Plans."
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
(9) For depreciation-related temporary differences under the normalized tax accounting method, the resulting excess deferred taxes will flow back to customers ratably over the remaining regulatory lives of Idaho Power's plant assets under the alternative method provided in the statute.
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

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a balancing component that trues up the difference between the previous year’s actual net power supply costs and the costs collected in the previous year's forecast component. The latter component ensures that, over time, the actual collection or refund of net power supply costs matches the amounts authorized. The Idaho-jurisdiction PCA year runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. The PCA mechanism includes:

•a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exceptions of expenses associated with PURPA power purchases, export credit mechanisms, a battery storage lease, and demand response incentive payments, which are allocated 100 percent to customers; and
•a sales-based adjustment intended to ensure that power supply expense recovery resulting solely from sales volume changes does not distort the results of the mechanism.

Beginning April 1, 2024, the difference between actual and base-level third-party transmission wheeling revenues are tracked and incorporated into the balancing component of the PCA, as authorized by the IPUC in March 2025. In May 2025, the IPUC issued an order approving a $94.8 million net decrease in PCA revenues as compared with the prior collection period, effective for the PCA collection period from June 1, 2025, to May 31, 2026. The net decrease in PCA revenues reflected a decrease in the balancing adjustment, which was due primarily to the completed recovery of the 2023 deferred PCA costs, which were recovered over a two-year period as ordered by the IPUC. The 2025 Settlement Stipulation, described in more detail below, modified PCA collection effective January 1, 2026, to account for the new system base level NPSE of $468.8 million.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments from Idaho Power's annual PCA filings, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2025	$(94.8)	The $94.8 million net decrease in PCA rates reflects a decrease in the balancing adjustment, which is due primarily to the completed recovery of the 2023 balancing adjustment, which was recovered over two years.
June 1, 2024	$(35.7)	The $35.7 million net decrease in PCA rates reflected forecasted improved hydropower generation during the April 2024 to March 2025 PCA deferral period.
June 1, 2023	$105.1	The $105.1 million increase in PCA rates reflected higher market energy and natural gas prices, combined with lower than-expected low-cost hydropower generation and limited coal supply. The increased rate also reflected an expectation of continued elevated market energy prices and natural gas prices in the forecast period.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an APCU and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The PCAM filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. In May 2025, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its APCU in Oregon. The settlement resulted in an overall rate decrease of $1.8 million in Oregon-jurisdictional rates effective June 1, 2025. Idaho Power's 2024 and 2023 June 1 APCU rate changes were a decrease of $6.9 million, and an increase of $7.7 million, respectively.

Notable Idaho Base Rate Adjustments

Idaho base rates were most recently established through a general rate case in 2025, which was resolved by the 2025 Settlement Stipulation, with rate changes effective January 1, 2026. Previously, base rates were established in the 2024 Idaho Limited-Issue Rate Case and in a general rate case in 2023, which was resolved by the 2023 Settlement Stipulation.

2025 Idaho General Rate Case: In May 2025, Idaho Power filed a general rate case with the IPUC. The general rate case was resolved in December 2025, when the IPUC issued an order (the Order) approving the 2025 Settlement Stipulation, entered into by Idaho Power, the Staff of the IPUC, and several of the intervening parties.

The 2025 Settlement Stipulation contains the following significant terms, among other items:

•Idaho Power will implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by approximately $110.0 million, or 7.48 percent, effective January 1, 2026. The approximate $110.0 million of additional annual revenue is inclusive of a PCA rate increase of $13.1 million;
•a 9.6 percent return on equity and a 7.41 percent authorized rate of return based on the filed cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $4.9 billion (which is largely based on the average of monthly average plant balances for January through December 2025);
•a base level NPSE of approximately $468.8 million, a decrease of $16.1 million from the currently approved base level NPSE;
•updates to the FCA mechanism rates to reflect approved fixed costs and Idaho Power’s proposed rate designs;
•continued deferral of certain wildfire mitigation related costs, including incremental vegetation management and insurance costs, as measured primarily from 2024 actual costs, through the earlier of Idaho Power's next general rate case or 2027;
•modifications to Idaho Power’s ADITC and revenue sharing mechanism: (1) to include an additional amount of investment tax credits equal to the total of existing ADITCs not currently eligible for accelerated amortization under the mechanism and all investment tax credits generated through the end of calendar-year 2028; (2) to establish an annual cap of $55 million on the amount of accelerated amortization of ADITCs for calendar year 2026 and thereafter; (3) to re-affirm the existing minimum specified Idaho-jurisdiction return on year-end equity (Idaho ROE) of 9.12 percent for additional amortization of ADITCs; (4) to re-affirm the existing 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and (5) to continue to implement all revenue sharing through the PCA; and
•agreement that Idaho Power’s share of capital expenditures at jointly-owned coal-fired plants through year-end 2024 are included for recovery in the stipulated revenue requirement.

At the time of the 2025 Settlement Stipulation, Staff of the IPUC had completed its prudence review of capital projects included in the test year rate base through July 2025. The IPUC Staff will address the prudence of investments placed in service after July 2025 in Idaho Power’s next Idaho general rate case. Neither the Order nor the 2025 Settlement Stipulation precludes Idaho Power from filing another general rate case in Idaho at any time in the future.

Under the modified ADITC and Revenue Sharing mechanism, if Idaho Power's annual Idaho ROE in any year exceeds 9.6 percent, the amount of earnings exceeding 9.6 percent will be allocated 80.0 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, and 20.0 percent to Idaho Power. In 2025, Idaho Power recorded amortization of $40.3 million of ADITC. Accordingly, at December 31, 2025, $167.8 million of ADITC remained available for future use under the terms of the 2025 Settlement Stipulation, the 2023 Settlement Stipulation, and the 2018 Settlement Stipulation described below.

2024 Idaho Limited-Issue Rate Case: Idaho Power filed the 2024 Idaho Limited-Issue Rate Case in May 2024, focused on revenue requirements for 2024 incremental plant additions and incremental ongoing labor costs. On December 31, 2024, the IPUC issued its order in the 2024 Idaho Limited-Issue Rate Case, providing that Idaho Power implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $50.6 million, or 3.7 percent, effective January 1,

2025. The order was subsequently modified by an errata issued on January 21, 2025, which reduced the revenue increase called for under the order to $50.1 million. The order did not adjust the overall rate of return approved in the 2023 Settlement Stipulation or make changes to Idaho regulatory mechanisms such as the PCA, FCA, and energy efficiency rider.

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
•Modifications to Idaho Power’s ADITC and revenue sharing mechanism beginning in 2024 to, among other items, (1) establish a minimum specified Idaho ROE of 9.12 percent for additional amortization of ADITCs; and (2) establish a 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and
•Agreement that Idaho Power’s capital expenditures through year-end 2022 were prudently incurred.

May 2018 Idaho Tax Reform Settlement Stipulation: In May 2018, the IPUC issued an order approving a settlement stipulation (2018 Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the 2018 Settlement Stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers. The 2018 Settlement Stipulation also provided for the indefinite extension, with modifications, of a previous 2014 settlement stipulation beyond its termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective January 1, 2020. Idaho Power’s base rates and ADITC and revenue sharing mechanism were modified by the 2025 Settlement Stipulation and the 2023 Settlement Stipulation, as described above.

North Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the end of its participation in coal-fired operations of both units of its jointly-owned North Valmy plant. Idaho Power ceased participation in coal-fired operations at unit 1 in 2019, and coal-fired operations at unit 2 ceased at the end of 2025. The IPUC-approved settlement stipulation provides for (1) accelerated depreciation for the North Valmy plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2028, (2) Idaho Power to use prudent and commercially reasonable efforts to end its participation in coal-fired operations at the North Valmy plant as described above, (3) a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the North Valmy plant, and (4) increased customer rates related to the associated incremental annual levelized revenue requirement. If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval. The 2025 Settlement Stipulation made modifications to the Idaho North Valmy settlement stipulation, including updated coal-related investments through 2024 and investment forecasts through 2025. On December 31, 2025, the accelerated depreciation associated with coal-related investments at the North Valmy plant was completed and the amounts removed from Oregon customer rates.

Jim Bridger Power Plant Rate Base Adjustment and Recovery: In 2022, the IPUC authorized Idaho Power to (1) accelerate depreciation for the Jim Bridger plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with its plan to cease participation in coal-fired operations at the Jim Bridger plant in 2028, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Recovery Mechanism). The 2025 Settlement Stipulation made modifications to the Bridger Recovery Mechanism, including updated coal-related investments through 2024, updated investment forecasts through 2028, and the inclusion of total other O&M expenses associated with operations of the Jim Bridger plant. The Bridger Recovery Mechanism allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2024, as well as forecasted coal-related investments.

Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts.

Recovery of Incremental AFUDC Associated with HCC: In March 2025, Idaho Power filed an application with the IPUC requesting an order authorizing an increase of $29.7 million in the annual cash collection of incremental financing costs, or AFUDC, associated with relicensing of the HCC project. In September 2025, the IPUC approved Idaho Power's proposed increase in annual cash collection to recover AFUDC associated with relicensing of the HCC project, effective October 1, 2025.

Other Notable Idaho Regulatory Matters Affecting Customer Rates

Fixed Cost Adjustment: The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kWh charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2025, the IPUC issued an order approving a $39.8 million decrease in recovery from the FCA from $36.8 million to negative $3.1 million for the 2024 FCA deferral, reflecting a refund to residential and small commercial customers of the 2024 FCA deferral balance of $3.1 million, with new rates effective for the period from June 1, 2025 to May 31, 2026. Beginning with the 2026 FCA deferral, the 2025 Settlement Stipulation updated the authorized fixed-cost recovery amount per customer and per unit of energy within the FCA mechanism to support Idaho Power's proposed rate designs, as noted above.

The following table summarizes FCA amounts approved for (refund) or collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions of dollars)
2024	June 1, 2025 to May 31, 2026	$(3.1)
2023	June 1, 2024 to May 31, 2025	$36.8
2022	June 1, 2023 to May 31, 2024	$25.1

Wildfire Mitigation Cost Recovery: In September 2025, the IPUC granted Idaho Power's request to defer for future recovery an estimated $22.2 million of newly identified incremental O&M costs expected to be incurred in 2025 associated with expanded wildfire mitigation efforts. The IPUC also authorized the continued deferral of incremental insurance costs above the 2022 base established in the 2023 Settlement Stipulation. The 2025 Settlement Stipulation authorized Idaho Power to defer incremental O&M and insurance costs above the 2024 base through the earlier of the next general rate case or 2027. As of December 31, 2025, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $88.2 million, of which $73.9 million is approved to be amortized and collected in Idaho rates.

Hells Canyon Complex Relicensing Costs: In December 2025, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures from January 1, 2016 through year-end 2025 on relicensing of the HCC, including approximately $305 million incurred from January 1, 2016 through September 30, 2025, were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. As of the date of this report, the case remains pending.

Notable Oregon Regulatory Matters Affecting Customer Rates

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case that Idaho Power filed with the OPUC in December 2023 and a separate case approved by the OPUC in December 2025 described below. In September 2024, the OPUC issued an order approving the 2024 Oregon Settlement Stipulations, which are settlement stipulations among Idaho Power and intervening parties settling the general rate case.

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

In December 2025, the OPUC issued an order approving a decrease in Oregon rates reflecting three offsetting adjustments: a decrease in rates of $1.2 million due to the removal of coal-related costs at the North Valmy plant, a decrease in rates of $0.1 million to return an outstanding regulatory liability related to the former Boardman plant, and an increase in rates of $0.7 million to recover the amortization of deferred 2023 wildfire mitigation costs. The combined result was an overall rate decrease of $0.6 million or 0.9 percent, effective January 1, 2026.

Wildfire Mitigation Cost Recovery: In December 2025, Idaho Power filed its 2026-2028 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.1 million of newly identified incremental costs expected to be incurred in 2026 associated with expanded wildfire mitigation efforts. As of the date of this report, the case remains pending. As of December 31, 2025, Idaho Power’s deferral balance of Oregon-jurisdiction costs related to the WMP was $3.5 million, of which $0.7 million is approved to be amortized and collected in Oregon rates.

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

Period Rates in Effect	OATT Rate (per kW-year)
October 1, 2025 to September 30, 2026	$34.16
October 1, 2024 to September 30, 2025	$31.55
October 1, 2023 to September 30, 2024	$30.74
October 1, 2022 to September 30, 2023	$31.42

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $148.5 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Electric utility operating revenues:
Revenue from contracts with customers	$1,746,972	$1,768,881	$1,639,612
Alternative revenue programs and derivative revenues	62,637	54,084	123,282
Total electric utility operating revenues	$1,809,609	$1,822,965	$1,762,894

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

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers:
Retail revenues:
Residential (includes $3,972, $(2,686), and $37,233, respectively, related to the FCA(1))	$708,126	$700,586	$684,649
Commercial (includes $(76), $(170), and $1,338, respectively, related to the FCA(1))	394,313	397,385	378,330
Industrial	270,571	267,211	244,538
Irrigation	198,468	196,401	173,929
Deferred revenue related to HCC relicensing AFUDC(2)	(15,120)	(8,803)	(8,780)
Total retail revenues	1,556,358	1,552,780	1,472,666
Less: FCA mechanism revenues(1)	(3,896)	2,856	(38,571)
Wholesale energy sales	55,989	73,908	63,421
Transmission wheeling-related revenues	72,231	79,173	80,357
Energy efficiency program revenues	30,480	27,581	31,948
Other revenues from contracts with customers	35,810	32,583	29,791
Total revenues from contracts with customers	$1,746,972	$1,768,881	$1,639,612

(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process in its Idaho jurisdiction, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Effective October 1, 2025, Idaho Power began collecting $38.5 million annually. Prior to October 1, 2025, Idaho Power collected $8.8 million annually. For more information refer to Note 3 - "Regulatory Matters." Amounts collected in the Idaho jurisdiction are recognized as deferred revenue until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

Wholesale Energy Sales: As a public utility under the FPA, Idaho Power has been granted the authority to charge market-based rates for wholesale energy sales under its FERC tariff. Idaho Power’s wholesale electricity sales are primarily to utilities and power marketers and are predominantly short-term and consist of a single performance obligation satisfied as energy is transferred to the counterparty. Idaho Power's wholesale energy sales depend largely on the availability of generation resources in excess of the amount necessary to serve customer loads as well as adequate market power prices and demand at the time when those resources are available. A reduction in any of those factors may lead to lower wholesale energy sales.

Transmission Wheeling-Related Revenues: As a public utility under the FPA, Idaho Power has been granted the authority to provide cost-based wholesale and retail access transmission services under its OATT. Services under the OATT are offered on a nondiscriminatory basis such that all potential customers have an equal opportunity to access the transmission system. Idaho Power’s transmission revenue is primarily related to third parties reserving capacity on Idaho Power’s transmission system to transmit electricity through Idaho Power’s service area. Reservations are predominantly short-term contracts or on-demand when available, but may be part of a long-term capacity contract. Transmission wheeling-related revenues consist of a single performance obligation satisfied as capacity on Idaho Power’s transmission system is provided to the third party. Transmission wheeling-related revenues are affected by changes in Idaho Power’s OATT rate and customer demand. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2025, Idaho Power's energy efficiency rider balances were a $13.4 million regulatory liability in the Idaho jurisdiction and a $3.1 million regulatory liability in the Oregon jurisdiction.

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

The table below presents the FCA mechanism revenues and derivative revenues (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$3,896	$(2,856)	$38,571
Derivative revenues	58,741	56,940	84,711
Total alternative revenue programs and derivative revenues	$62,637	$54,084	$123,282

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small PURPA-qualifying hydropower generation projects.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2025	2024
First mortgage bonds:
1.90% Series due 2030	$80,000	$80,000
6.00% Series due 2032	100,000	100,000
4.99% Series due 2032	23,000	23,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.20% Series due 2034	300,000	300,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
5.06% Series due 2042	25,000	25,000
5.06% Series due 2043	60,000	60,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	450,000
5.20% Series due 2053	62,000	62,000
5.50% Series due 2053	400,000	400,000
5.80% Series due 2054	350,000	350,000
5.70% Series due 2055	400,000	—
Total first mortgage bonds	3,345,000	2,945,000
Pollution control revenue bonds:
1.70% Series due 2026(1)	116,300	116,300
Total pollution control revenue bonds	116,300	116,300
American Falls Variable Rate bond guarantee due 2025	—	19,885
Unamortized premium/discount and issuance costs	(13,962)	(7,523)
Total IDACORP and Idaho Power outstanding debt(2)	3,447,338	3,073,662
Current maturities of long-term debt	(116,300)	(19,885)
Total long-term debt	$3,331,038	$3,053,777

(1) Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2025, to $3.461 billion.
(2) At December 31, 2025 and 2024, the overall effective cost rate of Idaho Power's outstanding debt was 5.13 percent and 5.03 percent, respectively.

At December 31, 2025, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2026	2027	2028	2029	2030	Thereafter
$116,300	$—	$—	$—	$80,000	$3,265,000

Long-Term Debt Issuances, Maturities, and Redemptions

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

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At December 31, 2025, $500 million remained available for debt issuance under the regulatory orders.

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

In February 2025, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $2.1 billion aggregate principal amount of first mortgage bonds, secured medium-term notes, Series O (Series O Notes), under the Indenture. Also in February 2025, Idaho Power entered into the Fifty-third Supplemental Indenture, dated effective as of February 26, 2025, to the Indenture (Fifty-third Supplemental Indenture). The Fifty-third Supplemental Indenture provides for, among other items, the issuance of up to $2.1 billion in aggregate principal amount of Series O Notes pursuant to the Indenture and increased the limit of the amount of first mortgage bonds at any one time outstanding to $5.5 billion as provided in the Indenture. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

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

The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2025, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.3 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of December 31, 2025, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds based on that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2025:

	Shares issued			Shares reserved
	2025	2024	2023	December 31, 2025
Balance at January 1	53,962,300	50,615,237	50,561,892
Dividend reinvestment and stock purchase plan	49,569	63,084	—	2,729,049
Employee savings plan	—	—	—	3,567,954
At-the-market offering program(1)	801,914	—	—	See table note (1)
Equity forward sale agreements	—	3,221,982	—	5,180,180
Long-term incentive and compensation plan(2)	45,348	61,997	53,345	2,154,164
Continuous equity program (inactive)	—	—	—	3,000,000
Balance at December 31	54,859,131	53,962,300	50,615,237

(1) During 2024, IDACORP reserved shares of its common stock through the ATM offering program, up to an aggregate gross sales price of $300 million. At December 31, 2025, $155.5 million in shares of IDACORP’s common stock remained reserved. For more details, see "At-the-Market Offering Program" below in this Note 6.
(2) During 2025, 2024, and 2023, IDACORP granted 82,344, 103,771, and 75,295 restricted stock unit awards, respectively, to employees and 11,268, 15,616, and 12,459 shares of common stock, respectively, to directors. During 2025, 2024, and 2023, IDACORP issued 45,348, 61,997, and 53,345 shares of common stock, respectively, using original issuances of shares pursuant to the LTICP, including 9,273, 10,571, and 13,842 shares of common stock, respectively, issued to members of the board of directors.

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

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement (EDA) pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. At December 31, 2025, $155.5 million in shares of IDACORP’s common stock remained available for issuance through its ATM offering program.

IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 452,256 shares in 2025 and 801,914 shares in 2024 of IDACORP’s common stock at an aggregate gross sales price of $52.2 million in 2025 and $92.4 million in 2024. This included approximately $0.7 million in 2025 and $1.2 million in 2024 in commissions and fees payable by IDACORP to the counterparties upon settlement.

At December 31, 2025, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Maturity Date	Shares	Net Proceeds Available	Forward Price
March 31, 2026	198,086	$22,789	$115.05
March 31, 2026	254,170	28,970	113.98
Total / Weighted Average Forward Price	452,256	$51,759	$114.45

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

At December 31, 2025, IDACORP could have settled all its outstanding FSAs under the ATM offering program with physical delivery of 452,256 shares of common stock to the counterparties in exchange for cash of $51.8 million. At December 31, 2025, IDACORP could have settled the FSAs with net delivery to various counterparties of approximately $7.2 million of cash or approximately 54,968 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

During 2025, IDACORP settled the following FSAs under its ATM offering program (in thousands of dollars, except for settlement shares and forward settlement price amounts):

Settlement Date	Settlement Shares	Net Cash Proceeds(1)	Forward Settlement Price
November 12, 2025	500,000	$56,924	$113.85
December 19, 2025	301,914	34,793	115.24
Total / Weighted Average Forward Settlement Price	801,914	$91,717	$114.37

(1) Settlement of the FSAs are reflected in IDACORP’s equity.

Equity Forward Sale Agreements (2025 Series): On May 8, 2025, IDACORP announced a registered public offering of 4,504,505 shares of its common stock at a public offering price of $111.00 per share, for an aggregate amount of $500.0 million. In conjunction with this offering, underwriters exercised an option to purchase 675,675 additional shares for an additional aggregate amount of $75.0 million. The 5,180,180 shares were sold by IDACORP to the underwriters under FSAs, which provide for settlement on a settlement date or dates to be specified at IDACORP’s discretion, but which is expected to occur on or prior to November 9, 2026. The forward sale price was initially $107.67 per share and is subject to certain adjustments in accordance with the terms of the FSAs through the date or dates of settlement.

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

At December 31, 2025, IDACORP could have settled the FSAs with physical delivery of 5,180,180 shares of common stock to the counterparties in exchange for cash of $560.9 million. The FSAs could have also been settled at December 31, 2025, with delivery of approximately $113.8 million of cash or approximately 874,426 shares of common stock to the counterparties, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Equity Forward Sale Agreements (2023 Series): On November 7, 2023, IDACORP announced a registered public offering of 2,801,724 shares of its common stock at a public offering price of $92.80 per share, for an issuance amount of $260.0 million. In conjunction with this offering, IDACORP granted the underwriters an option to purchase up to 420,258 additional shares, which was subsequently exercised in full on November 8, 2023, for an additional issuance amount of $39.0 million. The

3,221,982 shares were sold by the counterparty to the underwriters under FSAs. The forward sale price was initially $90.016 per share and was subject to certain adjustments in accordance with the terms of the FSAs through the date of settlement.

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

FSA Earnings Per Shares Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. As of December 31, 2025, 2024, and 2023, approximately 490,000, 47,000, and 34,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 8 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Idaho Power Common Stock

During 2025 and 2024, IDACORP contributed $195 million and $200 million, respectively, of additional capital to Idaho Power. During 2025 and 2024, no additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2025, the leverage ratios for IDACORP and Idaho Power were 52 percent. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at December 31, 2025. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2025, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2025, Idaho Power's common equity capital was 48 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the LTICP. The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units, performance shares and performance-based units, and several other types of share-based awards. At December 31, 2025, the maximum number of shares available under the LTICP was 1,119,104.

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

A summary of restricted stock units and performance-based units award activity is presented below. Idaho Power unit amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units at January 1, 2025	234,809	$94.73	233,577	$94.73
Units granted	82,344	107.76	81,973	107.76
Units forfeited	(3,504)	94.87	(2,962)	94.28
Units vested	(65,727)	102.52	(65,116)	102.53
Nonvested units at December 31, 2025	247,922	$96.99	247,472	$97.00

The total fair value of shares vested was $7.4 million in 2025, $8.5 million in 2024, and $7.5 million in 2023. At December 31, 2025, IDACORP had $11.5 million of total unrecognized compensation cost related to nonvested share-based compensation, all of which was Idaho Power's share. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue shares for these awards.

In 2025, a total of 11,268 shares were awarded to directors at an average grant date fair value of $117.98 per share. Directors elected to defer receipt of 5,532 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2025	2024	2023	2025	2024	2023
Compensation cost	$12,505	$11,708	$9,578	$12,419	$11,608	$9,508
Income tax benefit	3,130	3,014	2,465	3,108	2,988	2,447

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

8. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31 (in thousands of dollars and shares, except for per share amounts):

	2025	2024	2023
Numerator:
Net income attributable to IDACORP, Inc.	$323,472	$289,174	$261,195
Denominator:
Weighted-average common shares outstanding - basic	54,235	52,543	50,717
Effect of dilutive securities(1)	571	72	89
Weighted-average common shares outstanding - diluted	54,806	52,615	50,806
Basic earnings per share	$5.96	$5.50	$5.15
Diluted earnings per share	$5.90	$5.50	$5.14

(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

9. COMMITMENTS

Purchase Obligations

At December 31, 2025, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2026	2027	2028	2029	2030	Thereafter
Cogeneration, power production, battery storage, and transmission rights	$350,046	$383,878	$427,829	$428,270	$425,584	$3,710,029
Fuel	191,035	159,806	96,773	45,314	46,063	498,929

As of December 31, 2025, Idaho Power had power purchase obligations with respect to 1,724 MW nameplate capacity of online PURPA and non-PURPA projects, with an additional 625 MW nameplate capacity of projects that are scheduled to be online in 2026 and 2027. The agreements for these projects have original contract terms ranging from one to 35 years. Idaho Power's purchased power expense associated with long-term agreements (including PURPA) was approximately $306 million in 2025, $294 million in 2024, and $258 million in 2023.

Subsequent to December 31, 2025, through the date of this report, Idaho Power entered into an energy and capacity market purchase agreement with an energy marketer that provides Idaho Power the right to acquire 100 MW on a daily basis during the winter months, subject to regulatory approval, which increased Idaho Power's contractual obligations by approximately $14.4 million over an approximate 3-year term commencing in November 2028.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2026	2027	2028	2029	2030	Thereafter
Joint-operating agreement payments(1)	$2,983	$2,983	$2,983	$2,983	$2,983	$14,914
Easements and other payments(1)	2,322	2,371	2,421	2,472	2,523	13,435
Maintenance, service, and materials agreements(1)(2)	479,388	110,347	312,155	36,558	8,327	41,237
FERC and other industry-related fees(1)	17,898	17,106	16,962	16,908	17,391	85,255

(1) Approximately $30 million, $1 million, $16 million, and $170 million of the commitments included in joint-operating agreement payments, easements and other payments, maintenance, service, and materials agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.
(2) As of December 31, 2025, Idaho Power had a remaining $481 million commitment related to contracts to acquire and own transmission and generation resources with in-service dates in 2028 and 2030.

At IDACORP, long-term purchase commitments of $21.4 million are mostly comprised of other long-term liabilities at Ida-West and IFS. At December 31, 2025, IDACORP had a commitment to invest an additional $2.8 million into a private market investment fund, which is expected to occur over the next few years.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $50.1 million at December 31, 2025, representing IERCo's one-third share of BCC's total reclamation obligation of $150.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2025, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2025, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.
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

IDACORP does not record leases with a term of 12 months or less in the consolidated balance sheets. Total short-term lease expense was not material for the years ended 2025, 2024, and 2023.

Finance Leases

Finance leases are included in finance lease ROU assets, other current liabilities, and finance lease liabilities recognized on the consolidated balance sheets upon the lease commencement date. Amortization of the lease ROU asset is included in depreciation and amortization, and the interest expense associated with the finance lease liabilities is included in interest on long-term debt and finance leases on the consolidated statements of income. Variable lease payments are not recognized on the consolidated balance sheets and are recorded as incurred in other O&M expense on the consolidated statements of income and in operating activities in the consolidated statements of cash flows. Idaho Power’s finance lease ROU assets and liabilities relate to the lease discussed below.

Kuna BESS: On April 26, 2023, Idaho Power executed an Energy Storage Agreement with Kuna BESS LLC to utilize the storage capacity of a 150 MW battery storage facility over a 20-year term. The term began May 19, 2025, and has been classified as a finance lease.

The following table provides a summary of the components of total lease cost included in the consolidated statements of income for the year ended December 31 (in thousands of dollars):

2025
Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$3,762
Interest on lease liabilities (Interest on long-term debt and finance leases)(1)	8,586
Total finance lease cost	12,348
Variable lease cost (Other O&M)	973
Total lease cost	$13,321
(1) Included in operating activities in the consolidated statements of cash flows as cash paid for amounts included in the measurement of lease liabilities.

The following table presents the classification of certain lease amounts included in the consolidated balance sheets as of December 31 (in thousands of dollars):

2025
Finance leases:
Other current liabilities	$6,161

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

2025
Finance leases:
Weighted average remaining lease term	19.38 years
Weighted average discount rate	6.17%

The following table presents the maturities of future fixed lease payments and a reconciliation of undiscounted cash flows to lease liabilities recognized on the consolidated balance sheets as of December 31, 2025 (in thousands of dollars):

Finance Leases
2026	$19,751
2027	19,751
2028	19,751
2029	19,751
2030	19,751
Thereafter	283,907
Total future fixed lease payments	382,662
Less: amounts representing interest	(159,806)
Total present value of lease liabilities	222,856

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

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2025	2024	2025	2024

Change in projected benefit obligation:
Benefit obligation at January 1	$998,166	$1,028,016	$102,318	$105,809
Service cost	31,774	33,992	1,172	1,051
Interest cost	56,151	52,181	5,640	5,332
Actuarial loss (gain)	5,237	(65,972)	2,401	(3,321)
Plan amendment	—	—	7	15
Benefits paid	(52,309)	(50,051)	(6,900)	(6,568)
Projected benefit obligation at December 31	1,039,019	998,166	104,638	102,318
Change in plan assets:
Fair value at January 1	951,142	917,513	—	—
Actual return on plan assets	104,542	63,680	—	—
Employer contributions	20,000	20,000	—	—
Benefits paid	(52,309)	(50,051)	—	—
Fair value at December 31	1,023,375	951,142	—	—
Funded status at end of year	$(15,644)	$(47,024)	$(104,638)	$(102,318)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,855)	$(6,827)
Noncurrent liabilities	(15,644)	(47,024)	(97,783)	(95,491)
Net amount recognized	$(15,644)	$(47,024)	$(104,638)	$(102,318)

Amounts recognized in AOCI consist of:
Net loss	$13,142	$43,516	$18,154	$16,442
Prior service cost	18	24	1,780	1,995
Subtotal	13,160	43,540	19,934	18,437
Less amount recorded as regulatory asset(1)	(13,160)	(43,540)	—	—
Net amount recognized in AOCI	$—	$—	$19,934	$18,437
Accumulated benefit obligation	$895,190	$863,705	$99,105	$96,487

(1) Changes in the funded status of the pension plan that would be recorded in AOCI for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial losses reflected in the benefit obligations for the pension and SMSP plans in 2025 are due primarily to actual demographic experience varying from assumed for both plans, and a decrease in the assumed discount rate of the SMSP plan and partially offset by an increase in the assumed discount rates of the pension plan from December 31, 2024 to December 31, 2025. The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2024 are due primarily to increases in the assumed discount rates of both plans from December 31, 2023 to December 31, 2024. For more information on discount rates, see “Plan Assumptions” below in this Note 12.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a rabbi trust designated to provide funding for SMSP obligations. The rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $172.1 million and $159.1 million at December 31, 2025 and 2024, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic pension cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2025	2024	2023	2025	2024	2023
Service cost	$31,774	$33,992	$29,843	$1,172	$1,051	$612
Interest cost	56,151	52,181	51,277	5,640	5,332	5,322
Expected return on assets	(68,931)	(66,533)	(61,728)	—	—	—
Amortization of net loss	—	1,700	—	690	1,312	570
Amortization of prior service cost	6	6	6	221	220	219
Net periodic pension cost	19,000	21,346	19,398	7,723	7,915	6,723
Regulatory deferral of net periodic pension cost(1)	(18,159)	(20,425)	(18,553)	—	—	—
Previously deferred pension cost recognized(1)	35,182	35,182	17,154	—	—	—
Net periodic pension cost recognized for financial reporting(1)(2)	$36,023	$36,103	$17,999	$7,723	$7,915	$6,723

(1) Net periodic pension costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under an IPUC order, the Idaho portion of net periodic pension cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic pension cost recognized for financial reporting $37.8 million, $35.9 million, and $18.2 million respectively, was recognized in "Other operations and maintenance" and $6.0 million, $8.1 million, and $6.5 million respectively, was recognized in "Other income, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2025, 2024, and 2023.

The following table shows the components of other comprehensive income (loss) for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2025	2024	2023	2025	2024	2023
Actuarial gain (loss) during the year	$30,374	$63,119	$(25,071)	$(2,401)	$3,320	$(6,517)
Plan amendment service cost	—	—	—	(7)	(15)	(11)
Reclassification adjustments for:
Amortization of net loss	—	1,700	—	690	1,312	570
Amortization of prior service cost	6	6	6	221	220	219
Adjustment for deferred tax effects	(7,604)	(16,686)	6,452	145	(1,245)	1,477
Adjustment due to the effects of regulation	(22,776)	(48,139)	18,613	—	—	—
Other comprehensive income (loss) recognized related to pension benefit plans	$—	$—	$—	$(1,352)	$3,592	$(4,262)

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2026	2027	2028	2029	2030	2031-2035
Pension Plan	$53,000	$54,713	$56,371	$58,110	$59,898	$331,936
SMSP	6,855	6,883	7,079	7,360	7,438	37,939

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2025, 2024, and 2023, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP and Idaho Power have no estimated minimum required contributions to the pension plan for 2026. Depending on market conditions and cash flow considerations in 2025, Idaho Power expects that it may contribute up to $30 million to the pension plan during 2026 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2025	2024
Change in accumulated benefit obligation:
Benefit obligation at January 1	$54,604	$56,064
Service cost	672	698
Interest cost	2,973	2,824
Actuarial loss (gain)	1,976	(778)
Benefits paid(1)	(4,714)	(4,204)
Benefit obligation at December 31	55,511	54,604
Change in plan assets:
Fair value of plan assets at January 1	31,128	31,804
Actual return on plan assets	4,381	4,669
Employer contributions(1)	736	(1,141)
Benefits paid(1)	(4,714)	(4,204)
Fair value of plan assets at December 31	31,531	31,128
Funded status at end of year (included in noncurrent liabilities)	$(23,980)	$(23,476)

(1) Contributions and benefits paid are each net of $2.3 million and $2.3 million of plan participant contributions for 2025 and 2024, respectively.

Amounts recognized in AOCI consist of the following (in thousands of dollars):

	2025	2024
Net gain	$(28,207)	$(29,353)
Prior service cost	3,262	4,636
Subtotal	(24,945)	(24,717)
Less amount recognized in regulatory assets	24,945	24,717
Net amount recognized in AOCI	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2025	2024	2023
Service cost	$672	$698	$658
Interest cost	2,973	2,824	2,980
Expected return on plan assets	(1,786)	(1,831)	(1,650)
Amortization of net loss	(1,765)	(1,494)	(1,237)
Amortization of prior service cost	1,374	1,548	1,665
Net periodic postretirement benefit cost	$1,468	$1,745	$2,416

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2025	2024	2023
Actuarial gain during the year	$619	$3,616	$7,572
Reclassification adjustments for:
Amortization of net loss	(1,765)	(1,494)	(1,237)
Amortization of prior service cost	1,375	1,548	1,665
Adjustment for deferred tax effects	(57)	(945)	(2,059)
Adjustment due to the effects of regulation	(172)	(2,725)	(5,941)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2026	2027	2028	2029	2030	2031-2035
Expected benefit payments	$4,855	$4,715	$4,620	$4,580	$4,511	$21,157

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.75%	5.70%	5.65%	5.70%	5.60%	5.70%
Rate of compensation increase(1)	4.42%	4.43%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	7.0%	6.3%
Dental trend rate	—	—	—	—	4.0%	3.5%
Measurement date	12/31/2025	12/31/2024	12/31/2025	12/31/2024	12/31/2025	12/31/2024

(1) The 2025 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.02% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 10.6% for employees in their first year of service and scale down to 3.4% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.70%	5.10%	5.45%	5.70%	5.20%	5.50%	5.70%	5.15%	5.45%
Expected long-term rate of return on assets	7.40%	7.40%	7.40%	—	—	—	6.00%	6.00%	6.00%
Rate of compensation increase	4.42%	4.43%	4.49%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.2%	7.1%	6.7%
Dental trend rate	—	—	—	—	—	—	4.0%	3.5%	3.5%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.2 percent in 2025 and is assumed to increase to 7.0 percent in 2026, decrease to 6.2 percent in 2027, decrease to 5.5 percent in 2028, and to gradually decrease to 3.8 percent by 2074. For 2025 and beyond, the assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 4.0 percent, or equal to the medical trend rate if lower.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2025, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2025
Debt securities	25%	25%
Equity securities	56%	59%
Real estate	8%	8%
Other plan assets	11%	8%
Total	100%	100%

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

Allowable plan investments include stocks and stock funds, investment-grade bonds and bond funds, private real estate funds, private infrastructure funds, private direct lending funds, private equity funds, and cash and cash equivalents. With the exception of private real estate holdings, private infrastructure holdings, private direct lending loans, and private equity, investments must be readily marketable so that an entire holding can be disposed of quickly with only a minor effect upon market price.

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2025
Cash and cash equivalents	$11,625	$—	$—	$11,625
Intermediate bonds	42,326	204,129	—	246,455
Equity Securities: Large-Cap	54,168	—	—	54,168
Equity Securities: Mid-Cap	106,437	—	—	106,437
Equity Securities: Small-Cap	85,047	—	—	85,047
Equity Securities: Micro-Cap	43,752	—	—	43,752
Equity Securities: Global and International	63,998	—	—	63,998
Equity Securities: Emerging Markets	3,433	—	—	3,433
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Large-Cap				52,830
Commingled Fund: Equity Securities: Global and International				146,047
Commingled Fund: Equity Securities: Emerging Markets				52,305
Direct Lending Fund: Fixed Income				8,377
Real estate				77,141
Other Private market investments				71,760
Total	$410,786	$204,129	$—	$1,023,375
Postretirement plan assets(1)	$1,224	$30,307	$—	$31,531

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Cash and cash equivalents	$24,946	$—	$—	$24,946
Intermediate bonds	40,177	184,528	—	224,705
Equity Securities: Large-Cap	49,848	—	—	49,848
Equity Securities: Mid-Cap	103,117	—	—	103,117
Equity Securities: Small-Cap	82,932	—	—	82,932
Equity Securities: Micro-Cap	38,871	—	—	38,871
Equity Securities: Global and International	58,767	—	—	58,767
Equity Securities: Emerging Markets	6,093	—	—	6,093
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Large-Cap				54,346
Commingled Fund: Equity Securities: Global and International				124,559
Commingled Fund: Equity Securities: Emerging Markets				41,590
Direct Lending Fund: Fixed Income				5,479
Real estate				72,913
Other Private market investments				62,976
Total	$404,751	$184,528	$—	$951,142
Postretirement plan assets(1)	$3,054	$28,074	$—	$31,128

(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2025 and 2024, there were no material transfers into or out of Levels 1, 2, or 3.

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

Commingled Funds: These funds, made up of global, international and emerging markets equity securities are measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 1 to 15 days.

Direct Lending Funds: Direct lending strategies are closed-end funds that provide senior secured loans primarily to private, non-investment-grade companies. Direct lending fund investments are valued by the fund companies, or an independent external advisor, based on the estimated fair value of the underlying loans divided by the fund shares outstanding. These direct lending funds also furnish annual audited financial statements that are used to further validate the information provided. These closed-end funds are formed with a stated life of 6 to 10 years, which can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer.

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

Other Private Market Investments: Private market investments represent three categories: venture capital funds, private infrastructure funds, and fund of hedge funds. These funds are valued by the fund companies based on the estimated fair values of the underlying fund holdings divided by the fund shares outstanding or multiplied by the ownership percentages of the holder. Venture capital fund investments are valued by the fund companies based on estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some venture capital investments have progressed to the point that they have readily available exchange-based market valuations. Early stage venture investments are valued based on unobservable inputs including cost, operating results, discounted cash flows, the price of recent funding events, or pending offers from other viable entities. These private market investments furnish annual audited financial statements that are also used to further validate the information provided. These funds are formed for a stated life of 10 to 15 years. The general partner can extend the fund life for 2 or 3 one-year periods. The fund can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer. The private infrastructure fund investment is valued by the fund manager through a process involving an independent third-party external valuator on a quarterly basis, with each investment undergoing a full independent valuation at least once per year. Redemption on the infrastructure fund are available on a quarterly basis beginning in April of 2027 with 90 days written notice. If the fund has sufficient liquidity, the redemption will be processed at the fund NAV at the end of the quarter. If the fund does not have sufficient liquidity to honor the full redemption, the remainder will be set for redemption the following quarter on a pro-rata basis with other redemption requests. This same process will repeat until the redemption request has been completed. The value of the fund of hedge funds investment is the residual value of an immaterial non-liquid position in a single fund of hedge funds.

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $10.9 million, $10.4 million, and $9.8 million in 2025, 2024, and 2023, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other liabilities on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2025 and 2024, were approximately $1 million and $3 million.

13. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31 (in thousands of dollars):

	2025		2024
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,675,671	4.02%	$2,858,678	3.90%
Transmission	1,653,490	1.91%	1,534,474	1.89%
Energy Storage(1)	509,740	5.06%	393,012	3.61%
Distribution(1)	2,658,849	2.17%	2,465,423	2.16%
General and Other	751,356	5.27%	706,176	5.18%
Total in service	8,249,106	3.18%	7,957,763	3.06%
Accumulated provision for depreciation	(2,599,465)		(2,714,706)
In service - net	$5,649,641		$5,243,057

(1) The presentation of the major classifications of Idaho Power's utility plant in service in the table above has been modified to separately report the energy storage balance for the years ended December 31, 2025 and 2024. The prior year energy storage balance, which had previously been classified in the distribution balance, has been reclassified to conform with the current year presentation. This change reflects a shift from one acceptable presentation to another to enhance transparency.

At December 31, 2025, Idaho Power's construction work in progress balance of $1.7 billion included relicensing costs of $536.1 million for the HCC, Idaho Power's largest hydropower complex. The IPUC allows Idaho Power to collect a portion of AFUDC relating to the HCC relicensing project in its Idaho jurisdiction rates. For more information, refer to Note 3 - "Regulatory Matters." Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2025, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $281.0 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the

Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2025 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$777,096	$780	$575,151	33	775
North Valmy units 1 & 2(2)	Winnemucca, NV	42,113	21,118	(128)	50	284

(1) Idaho Power’s share of nameplate capacity.
(2) Pursuant to an agreement with NV Energy, Idaho Power ceased participation in coal-fired operations of North Valmy in December 2019 at unit 1 and December 2025 at unit 2. Idaho Power's 2025 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two generating units at the North Valmy plant from coal to natural gas by mid-2026. The conversion of Unit 1 has been completed and the unit was placed in-service in December 2025, and conversion of Unit 2 is expected to be completed by mid-2026.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint-owner of BCC. Idaho Power’s coal purchases from BCC were $54.4 million in 2025, $51.6 million in 2024, and $67.9 million in 2023.

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

Idaho Power’s recorded AROs relate to the reclamation and removal costs at its jointly-owned thermal generation facilities. In 2025, changes in estimates at the jointly-owned thermal generation facilities resulted in a net increase of $21.6 million in the recorded AROs. The increase is primarily related to updated post-closure cost estimates for a flue gas desulfurization pond at the Jim Bridger plant which was retired in December 2025.

Idaho Power also has additional AROs associated with its transmission system and generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2025 and 2024.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2025	2024
Balance at January 1	$51,126	$48,997
Accretion expense	2,457	1,895
Revisions in estimated cash flows	21,642	842
Liability settled	(1,249)	(608)
Balance at December 31	$73,976	$51,126

15. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2025	2024
Idaho Power investments:
BCC (equity method investment)	$16,833	$20,998
Exchange traded short-term bond funds and cash equivalents	37,232	38,873
Held-to-maturity securities	33,822	32,151
Executive deferred compensation plan investments	1,216	899
Total Idaho Power investments	89,103	92,921
IFS investments in real estate tax credit projects, such as affordable housing developments	50,422	54,654
Ida-West joint ventures (equity method investments)	9,529	9,666
Other investments	5,948	4,099
Total IDACORP investments	$155,002	$161,340

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

	2025	2024	2023
BCC (Idaho Power)	$2,984	$2,671	$10,540
Ida-West joint ventures	1,938	1,868	1,886
Total	$4,922	$4,539	$12,426

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2025 and 2024. There were no gross realized gains or losses from the sale of equity securities in 2025, 2024, and 2023.

Held-to-Maturity Securities

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During 2025 and 2024, the rabbi trust purchased $2.9 million and $1.8 million, respectively of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the consolidated statements of income. Due to increases in market interest rates in 2025 and 2024, all held-to-maturity securities were in a gross unrealized holding loss position totaling $1.4 million and $2.7 million at December 31, 2025 and 2024, respectively. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect material payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of December 31, 2025 and 2024.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2025	2024	2023
Financial swaps	Operating revenues	$559	$5,189	$4,216
Financial swaps	Purchased power	(3,967)	(7,101)	(8,542)
Financial swaps	Fuel expense	(37,659)	(63,380)	(16,209)
Forward contracts	Operating revenues	917	1,885	2,280
Forward contracts	Purchased power	(1,017)	(3,742)	(4,035)
Forward contracts	Fuel expense	(1,457)	(2,510)	(866)

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

Credit Risk

At December 31, 2025, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc.

contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2025, was $55.8 million. As of December 31, 2025, Idaho Power posted $45.1 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2025, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $34.0 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2025
Current:
Financial swaps	Other current liabilities	2,535	(2,535)		—	34,486	(29,394)	(1)	5,092
Forward contracts	Other current assets	3	—		3	—	—		—
Forward contracts	Other current liabilities	—	—		—	1,009	—		1,009
Long-term:
Financial swaps	Other liabilities	1,444	(1,444)		—	7,479	(4,385)	(2)	3,094
Forward contracts	Other liabilities	—	—		—	10,524	—		10,524
Total		$3,982	$(3,979)		$3	$53,498	$(33,779)		$19,719

December 31, 2024
Current:
Financial swaps	Other current liabilities	3,072	(3,072)		—	18,092	(14,931)	(3)	3,161
Forward contracts	Other current liabilities	—	—		—	1,291	—		1,291
Long-term:
Financial swaps	Other assets	1,939	(1,939)	(4)	—	409	(409)		—
Financial swaps	Other liabilities	177	(177)		—	1,019	(177)		842
Forward contracts	Other liabilities	—	—		—	10,965	—		10,965
Total		$5,188	$(5,188)		$—	$31,776	$(15,517)		$16,259

(1) Current liability derivative amounts offset include $26.9 million of collateral receivable at December 31, 2025.
(2) Long-term liability derivative amounts offset include $2.9 million of collateral receivable at December 31, 2025.
(3) Current liability derivative amounts offset include $11.9 million of collateral receivable at December 31, 2024.
(4) Long-term asset derivative amounts offset include $1.5 million of collateral payable at December 31, 2024.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31 (in thousands of units):

Commodity	Units	2025	2024
Electricity purchases	MWh	200	161
Electricity sales	MWh	33	16
Natural gas purchases	MMBtu	131,863	88,330

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2025 and 2024.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands of dollars):

	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$62,012	$—	$—	$62,012	$146,308	$—	$—	$146,308
Idaho Power	110,602	—	—	110,602	158,999	—	—	158,999
Derivatives	—	3	—	3	—	—	—	—
Equity securities	38,448	—	—	38,448	39,772	—	—	39,772
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	5,948	—	—	—	4,099
Liabilities:
Derivatives	$8,186	$11,533	$—	$19,719	$4,003	$12,256	$—	$16,259

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, using available market information and appropriate valuation methodologies (in thousands of dollars).

	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$1,507	$1,507	$2,155	$2,155
Held-to-maturity securities(1)	33,822	32,468	32,151	29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,338	3,270,200	3,073,662	2,807,803
Idaho Power
Assets:
Held-to-maturity securities(1)	$33,822	$32,468	$32,151	$29,428
Liabilities:
Long-term debt (including current portion)(1)	3,447,338	3,270,200	3,073,662	2,807,803

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 17 - "Fair Value Measurements."

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

The President and Chief Executive Officer of IDACORP and Idaho Power is the companies' chief operating decision maker (CODM). The CODM uses net income, compared with historical results and forecasted expectations, to monitor the utility segment's results, monitor and plan utility-specific regulatory strategy, allocate capital investments, and inform financing decisions.

The CODM is regularly provided with segment expense information for utility operations at the same level of detail as presented in Idaho Power's consolidated statements of income.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
2025
Revenues	$1,809,609	$3,388	$—	$1,812,997
Depreciation and amortization	251,072	—	—	251,072
Operating income	355,417	(1,441)	—	353,976
Other income, net	76,700	(184)	—	76,516
Interest income, including carrying charges on regulatory assets	35,337	10,829	(2,971)	43,195
Equity-method income	2,984	1,938	—	4,922
Interest expense	167,753	3,409	(2,971)	168,191
Income before income taxes	302,685	7,733	—	310,418
Income tax benefit	(13,177)	(538)	—	(13,715)
Net Income attributable to IDACORP, Inc.	315,862	7,610	—	323,472
Total assets	10,036,896	261,518	(72,977)	10,225,437
Expenditures for long-lived assets	1,178,990	337	—	1,179,327

2024
Revenues	$1,822,965	$3,668	$—	$1,826,633
Depreciation and amortization	223,410	—	—	223,410
Operating income	328,183	(344)	—	327,839
Other income, net	64,309	(303)	—	64,006
Interest income, including carrying charges on regulatory assets	38,639	9,090	(3,244)	44,485
Equity-method income	2,671	1,868	—	4,539
Interest expense	135,516	3,593	(3,244)	135,865
Income before income taxes	298,286	6,718	—	305,004
Income tax expense (benefit)	17,681	(2,628)	—	15,053
Net Income attributable to IDACORP, Inc.	280,605	8,569	—	289,174
Total assets	8,966,968	350,287	(77,892)	9,239,363
Expenditures for long-lived assets	1,009,138	141	—	1,009,279

2023
Revenues	$1,762,894	$3,462	$—	$1,766,356
Depreciation and amortization	195,341	—	—	195,341
Operating income	313,379	98	—	313,477
Other income, net	51,424	(46)	—	51,378
Interest income, including carrying charges on regulatory assets	26,509	4,688	(2,832)	28,365
Equity-method income	10,540	1,886	—	12,426
Interest expense	116,117	3,172	(2,832)	116,457
Income before income taxes	285,736	3,453	—	289,189
Income tax expense (benefit)	28,926	(1,630)	—	27,296
Net Income attributable to IDACORP, Inc.	256,810	4,385	—	261,195
Total assets	8,323,531	228,681	(76,294)	8,475,918
Expenditures for long-lived assets	610,913	224	—	611,137

19. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income, net and Idaho Power's other income, net (in thousands of dollars):

IDACORP	2025	2024	2023
Interest and dividend income, net	$23,872	$22,577	$15,266
Carrying charges on regulatory assets	19,323	21,908	13,099
Pension and postretirement non-service costs	(5,986)	(8,077)	(6,513)
Income from life insurance investments	13,244	10,186	8,384
Other income	6,769	8,659	6,286
Total other income, net	$57,222	$55,253	$36,522

Idaho Power
Interest and dividend income, net	$16,014	$16,731	$13,410
Carrying charges on regulatory assets	19,323	21,908	13,099
Pension and postretirement non-service costs	(5,986)	(8,077)	(6,513)
Income from life insurance investments	13,244	10,186	8,384
Other income	6,953	8,962	6,333
Total other income, net	$49,548	$49,710	$34,713

20. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of AOCI, net of tax, during the years ended December 31 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	2025	2024	2023
Defined benefit pension items
Balance at beginning of period	$(13,592)	$(17,184)	$(12,922)
Other comprehensive income before reclassifications, net of tax of $(374), $851, and $(1,680)	(2,034)	2,454	(4,848)
Amounts reclassified out of AOCI to net income, net of tax of $229, $394, and $203	682	1,138	586
Net current-period other comprehensive income	(1,352)	3,592	(4,262)
Balance at end of period	$(14,944)	$(13,592)	$(17,184)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	2025	2024	2023
Amortization of defined benefit pension items(1)
Prior service cost	$221	$220	$219
Net loss	690	1,312	570
Total before tax	911	1,532	789
Tax benefit(2)	(229)	(394)	(203)
Net of tax	682	1,138	586
Total reclassification for the period	$682	$1,138	$586

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

21. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $1.5 million in 2025, $1.1 million in 2024, and $1.1 million in 2023.

At December 31, 2025 and 2024, Idaho Power had a $3.3 million and $3.2 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets. At IDACORP, the receivable from Idaho Power is eliminated in consolidation.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s 50 percent owned PURPA-qualifying hydropower projects located in Idaho. Idaho Power purchased $9.5 million in 2025, $9.6 million in 2024, and $9.1 million in 2023 of power from Ida-West.

22. SALE OF OREGON ASSETS

On February 13, 2026, Idaho Power executed a definitive agreement to sell its Oregon electric distribution business as well as certain Oregon transmission assets to OTEC. The base purchase price to be paid by OTEC for the Oregon Sale is $154 million, and is subject to certain adjustments at the closing of the transaction. Idaho Power has agreed to operate its Oregon electric distribution business and applicable transmission assets in the ordinary course of business and subject to certain operating covenants during the period between the date of the asset purchase agreement and the completion of the proposed transaction. The Oregon Sale is subject to various closing conditions, including approvals of the OPUC, IPUC, and FERC, as well as certain price adjustment and termination provisions. Any gain or loss resulting from the Oregon Sale is expected to be immaterial to the consolidated financial statements of both IDACORP and Idaho Power.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 19, 2026

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 19, 2026

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2025, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2025.

February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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
February 19, 2026

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025, have concluded that Idaho Power's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2025, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2025.

February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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
February 19, 2026

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of IDACORP's or Idaho Power's directors or officers (as defined in
Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” “Corporate Governance at IDACORP - Insider Trading Policy,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders are hereby incorporated by reference. Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and More than Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2025, with respect to the LTICP pursuant to which equity securities of IDACORP may be issued.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	298,732	(1)	$—	(2)	1,119,104	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	298,732		$—		1,119,104

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or expected to be billed to Idaho Power for the fiscal years ended December 31:

	2025	2024
Audit fees	$1,906,630	$1,794,973
Audit-related fees(1)	—	—
Tax fees(1)	12,450	—
All other fees(2)	5,445	4,415
Total	$1,924,525	$1,799,388

(1) Includes fees for consultation related to tax planning and accounting.
(2) Accounting research tool subscription and fees for finance and accounting conference attendance.

Policy on Audit Committee Pre-Approval:

Idaho Power and the audit committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the audit committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2025 and 2024, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the audit committee.

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

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2025, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) in all instances should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
2	Agreement and Plan of Exchange between IDACORP, Inc. and Idaho Power Company, dated as of February 2, 1998	S-4	333-48031	A	3/16/1998
3.1	Restated Articles of Incorporation of Idaho Power Company as filed with the Secretary of State of Idaho on June 30, 1989	S-3 Post-Effective Amend. No. 2	33-00440*	4(a)(xiii)	6/30/1989

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
3.2	Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on November 5, 1991	S-3	33-65720*	4(a)(ii)	7/7/1993
3.3	Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on June 30, 1993	S-3	33-65720*	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3 Amend. No. 1	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended and Restated Bylaws of IDACORP, Inc., effective as of November 16, 2023 and presently in effect	8-K	1-14465, 1-3198	3.1	11/22/2023
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413*	B-2
Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
4.2.1	File number 1-MD, as Exhibit B-2-a, First, July 1, 1939*
4.2.2	File number 2-5395, as Exhibit 7-a-3, Second, November 15, 1943*
4.2.3	File number 2-7237, as Exhibit 7-a-4, Third, February 1, 1947*
4.2.4	File number 2-7502, as Exhibit 7-a-5, Fourth, May 1, 1948*
4.2.5	File number 2-8398, as Exhibit 7-a-6, Fifth, November 1, 1949*
4.2.6	File number 2-8973, as Exhibit 7-a-7, Sixth, October 1, 1951*
4.2.7	File number 2-12941, as Exhibit 2-C-8, Seventh, January 1, 1957*
4.2.8	File number 2-13688, as Exhibit 4-J, Eighth, July 15, 1957*
4.2.9	File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957*
4.2.10	File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958*
4.2.11	File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958*
4.2.12	File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959*
4.2.13	File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960*

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.2.14	File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961*
4.2.15	File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964*
4.2.16	File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966*
4.2.17	File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966*
4.2.18	File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972*
4.2.19	File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974*
4.2.20	File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974*
4.2.21	File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974*
4.2.22	File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976*
4.2.23	File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978*
4.2.24	File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979*
4.2.25	File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981*
4.2.26	File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982*
4.2.27	File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986*
4.2.28	File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989*
4.2.29	File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990*
4.2.30	File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991*
4.2.31	File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991*
4.2.32	File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992*
4.2.33	File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993*
4.2.34	File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993*
4.2.35	Thirty-fifth, November 1, 2000	8-K	1-3198	4	11/21/2000
4.2.36	Thirty-sixth, October 1, 2001	8-K	1-3198	4	10/1/2001
4.2.37	Thirty-seventh, April 1, 2003	8-K	1-3198	4	4/16/2003
4.2.38	Thirty-eighth, May 15, 2003	10-Q	1-3198	4(a)(iii)	8/7/2003
4.2.39	Thirty-ninth, October 1, 2003	10-Q	1-3198	4(a)(iv)	11/6/2003
4.2.40	Fortieth, May 1, 2005	8-K	1-3198	4	5/10/2005
4.2.41	Forty-first, October 1, 2006	8-K	1-3198	4	10/10/2006
4.2.42	Forty-second, May 1, 2007	8-K	1-3198	4	6/4/2007
4.2.43	Forty-third, September 1, 2007	8-K	1-3198	4	9/26/2007
4.2.44	Forty-fourth, April 1, 2008	8-K	1-3198	4	4/3/2008
4.2.45	Forty-fifth, February 1, 2010	10-K	1-3198	4.10	2/23/2010
4.2.46	Forty-sixth, June 1, 2010	8-K	1-3198	4	6/18/2010
4.2.47	Forty-seventh, July 1, 2013	8-K	1-3198	4.1	7/12/2013
4.2.48	Forty-eighth, September 1, 2016	8-K	1-3198	4.1	9/27/2016
4.2.49	Forty-ninth, June 5, 2020	8-K	1-3198	4.1	6/8/2020
4.2.50	Fiftieth, June 30, 2022	8-K	1-3198	4.1	6/30/2022
4.2.51	Fifty-first, October 14, 2022	10-Q	1-3198	4.1	11/3/2022
4.2.52	Fifty-second, December 20, 2022	8-K	1-3198	4.1	12/22/2022
4.2.53	Fifty-third, February 26, 2025	8-K	1-3198	4.1	2/26/2025
4.3	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.4	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.5	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.6	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.7	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.8	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
4.9	Description of the Registrant's Securities	10-K	1-14465, 1-3198	4.10	2/15/2024
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465	10.58	5/7/2009
10.7	Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited	S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated December 8, 2023, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	12/11/2023
10.9	Extension Agreement, dated December 9, 2024, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-K	1-14465, 1-3198	10.9	2/20/2025
10.10	Extension and First Amendment to Credit Agreement, dated December 8, 2025, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto					X
10.11	Credit Agreement, dated December 8, 2023, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	12/11/2023
10.12	Extension Agreement, dated December 9, 2024, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-K	1-14465, 1-3198	10.11	2/20/2025
10.13	Extension and First Amendment to Credit Agreement, dated December 8, 2025, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto					X
10.14	Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of May 8, 2025	8-K	1-14465	10.1	5/12/2025
10.15	Forward Sale Agreement between IDACORP, Inc. and JPMorgan Chase Bank, National Association, New York Branch dated as of May 8, 2025	8-K	1-14465	10.2	5/12/2025
10.16	Forward Sale Agreement between IDACORP, Inc. and Wells Fargo Bank, National Association dated as of May 8, 2025	8-K	1-14465	10.3	5/12/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.17	Additional Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of May 9, 2025	8-K	1-14465	10.4	5/12/2025
10.18	Additional Forward Sale Agreement between IDACORP, Inc. and JPMorgan Chase Bank, National Association, New York Branch dated as of May 9, 2025	8-K	1-14465	10.5	5/12/2025
10.19	Additional Forward Sale Agreement between IDACORP, Inc. and Wells Fargo Bank, National Association dated as of May 9, 2025	8-K	1-14465	10.6	5/12/2025
10.20	Equity Distribution Agreement, dated May 20, 2024	8-K	1-14465, 1-3198	1.1	5/20/2024
10.21	Form of Master Forward Sale Confirmation	8-K	1-14465, 1-3198	1.2	5/20/2024
10.22	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.23[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.24[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.25[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.26[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.27[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.28[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended	10-Q	1-14465, 1-3198	10.1	10/30/2025
10.29[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.30[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.31[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.32[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.33[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.34[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart					X
10.35[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated May 15, 2025	14A	1-14465	App. A	4/1/2025
10.36[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.27	2/15/2024
10.37[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.28	2/15/2024
10.38[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.29	2/15/2024
10.39[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.40[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.41[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2024	10-K	1-14465, 1-3198	10.33	2/20/2025
10.42[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.43[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.44[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.45[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.46[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.47[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.48[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.49[1]	First Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.50[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.51[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.52[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.53[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020	10-K	1-14465, 1-3198	10.49	2/18/2021
10.54[1]	Sixth Amendment to the Idaho Power Company Employee Savings Plan, executed March 7, 2022 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	5/5/2022
10.55[1]	Seventh Amendment to the Idaho Power Company Employee Savings Plan, executed May 16, 2024 and effective April 1, 2024	10-Q	1-14465, 1-3198	10.1	8/1/2024
10.56[1]	Eighth Amendment to the Idaho Power Company Employee Savings Plan, executed December 2, 2024 and effective January 1, 2025	10-Q	1-14465, 1-3198	10.2	5/1/2025
19.1	IDACORP, Inc. Insider Trading and Transactions in Company Securities Standard					X
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
97.1	IDACORP, Inc. Incentive Compensation Recovery Policy	10-K	1-14465, 1-3198	97.1	2/15/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the SEC in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$321,927	$289,689	$262,081
Investment income	7,539	3,976	1,932
Total income	329,466	293,665	264,013
Expenses:
Operating expenses	930	621	553
Interest expense	3,307	3,593	3,171
Other expenses	2,000	1,300	200
Total expenses	6,237	5,514	3,924
Income Before Income Taxes	323,229	288,151	260,089
Income Tax Benefit	(243)	(1,023)	(1,106)
Net Income Attributable to IDACORP, Inc.	323,472	289,174	261,195
Other comprehensive (loss) income	(1,352)	3,592	(4,262)
Comprehensive Income Attributable to IDACORP, Inc.	$322,120	$292,766	$256,933

The accompanying note is an integral part of these statements.
IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$215,505	$194,597	$154,190
Investing Activities:
Contributions to subsidiaries	(195,000)	(200,000)	—
Purchase of investments	(2,419)	(651)	(1,002)
Maturities of investments	385	—	—
Net cash used in investing activities	(197,034)	(200,651)	(1,002)
Financing Activities:
Issuance of common stock	97,777	298,450	—
Dividends on common stock	(187,633)	(175,615)	(162,646)
Change in intercompany notes payable	(7,952)	11,430	(282)
Other	(3,625)	(4,015)	(3,533)
Net cash (used in) provided by financing activities	(101,433)	130,250	(166,461)
Net (decrease) increase in cash and cash equivalents	(82,962)	124,196	(13,273)
Cash and cash equivalents at beginning of year	178,094	53,898	67,171
Cash and cash equivalents at end of year	$95,132	$178,094	$53,898

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$95,132	$178,094
Receivables	1,923	2,646
Income taxes receivable	7,091	2,350
Other	103	107
Total current assets	104,249	183,197
Investments	3,534,519	3,210,209
Other Assets:
Deferred income taxes	2,363	11,829
Other	381	397
Total other assets	2,744	12,226
Total assets	$3,641,512	$3,405,632
Liabilities and Shareholders’ Equity
Noncurrent Liabilities:
Intercompany notes payable	$69,291	$74,272
Other	347	406
Total noncurrent liabilities	69,638	74,678
IDACORP, Inc. Shareholders’ Equity	3,571,874	3,330,954
Total Liabilities and Shareholders' Equity	$3,641,512	$3,405,632

The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of IDACORP do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2025 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $193 million, $177 million, and $105 million in 2025, 2024, and 2023, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024, and 2023

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2025:
Reserve for uncollectible accounts	$5,699	$3,009	$471	$4,754	$4,425
Injuries and damages	3,627	799	—	1,473	2,953
2024:
Reserve for uncollectible accounts	$5,585	$4,523	$1,302	$5,711	$5,699
Injuries and damages	3,275	992	—	640	3,627
2023:
Reserve for uncollectible accounts	$5,546	$3,527	$975	$4,463	$5,585
Injuries and damages	2,802	974	—	501	3,275

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

February 19, 2026		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis L. Johnson	Chair of the Board	February 19, 2026
Dennis L. Johnson

/s/ Lisa A. Grow	(Principal Executive Officer)	February 19, 2026
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 19, 2026
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 19, 2026
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 19, 2026
Odette C. Bolano

/s/ Annette G. Elg	Director	February 19, 2026
Annette G. Elg

/s/ Nate R. Jorgensen	Director	February 19, 2026
Nate R. Jorgensen

/s/ Michael J. Kennedy	Director	February 19, 2026
Michael J. Kennedy

/s/ Scott W. Madison	Director	February 19, 2026
Scott W. Madison

/s/ Susan D. Morris	Director	February 19, 2026
Susan D. Morris

/s/ Dr. Mark T. Peters	Director	February 19, 2026
Dr. Mark T. Peters

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2026		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis L. Johnson	Chair of the Board	February 19, 2026
Dennis L. Johnson

/s/ Lisa A. Grow	(Principal Executive Officer)	February 19, 2026
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 19, 2026
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 19, 2026
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 19, 2026
Odette C. Bolano

/s/ Annette G. Elg	Director	February 19, 2026
Annette G. Elg

/s/ Nate R. Jorgensen	Director	February 19, 2026
Nate R. Jorgensen

/s/ Michael J. Kennedy	Director	February 19, 2026
Michael J. Kennedy

/s/ Scott W. Madison	Director	February 19, 2026
Scott W. Madison

/s/ Susan D. Morris	Director	February 19, 2026
Susan D. Morris

/s/ Dr. Mark T. Peters	Director	February 19, 2026
Dr. Mark T. Peters