Form 10-Q
period 2026-03-31
IDACORP INC; IDAHO POWER CO
filed 2026-04-30
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of April 24, 2026:

IDACORP, Inc.:	55,408,235	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2025 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2025	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
2025 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2025 Idaho general rate case	IPUC	-	Idaho Public Utilities Commission
ADITC	-	Accumulated Deferred Investment Tax Credits	IRP	-	Integrated Resource Plan
AFUDC	-	Allowance for Funds Used During Construction	Jim Bridger plant	-	Idaho Power's jointly-owned coal- and gas-fired Jim Bridger power plant
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual power cost update	MMBtu	-	Million British Thermal Units
ATM	-	At-the-market offering program	MW	-	Megawatt
B2H	-	Boardman-to-Hemingway, a high-voltage transmission line project	MWh	-	Megawatt-hour
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NAV	-	Net asset value
CPCN	-	Certificate of Public Convenience and Necessity	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	O&M	-	Operations and Maintenance
EIS	-	Environmental Impact Statement	OPUC	-	Public Utility Commission of Oregon
EPA	-	U.S. Environmental Protection Agency	Oregon Sale	-	The sale of Idaho Power's Oregon electric distribution business and certain Oregon transmission assets to OTEC
ESA	-	Endangered Species Act	OTEC	-	Oregon Trail Electric Consumers Cooperative, Inc.
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	PPA	-	Power purchase agreement
FERC	-	Federal Energy Regulatory Commission	PURPA	-	Public Utility Regulatory Policies Act of 1978, as amended
FSA	-	Forward sale agreement	RFP	-	Request for proposals
GAAP	-	Accounting principles generally accepted in the United States of America	SEC	-	U.S. Securities and Exchange Commission
GWW	-	Gateway West, a high-voltage transmission line project	SMSP	-	Security Plans for Senior Management Employees I and II
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SWIP-N	-	Southwest Intertie Project-North, a planned high-voltage transmission line
IDACORP	-	IDACORP, Inc., an Idaho corporation	WMP	-	Wildfire Mitigation Plan
Idaho Power	-	Idaho Power Company, an Idaho corporation	WPSC	-	Wyoming Public Service Commission
Idaho ROE	-	Idaho-jurisdiction return on year-end equity

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, power generation, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2025 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - MD&A of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

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
•the rapid addition of new industrial customer load, uncertainty of forecasted power usage ramp rates or volumes, and the volatility and timing of that new load demand, resulting in increased risks of power demand potentially exceeding available supply and of revenue, cash flow, and earnings volatility;
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
•changes in, failure to comply with, and costs of compliance with laws, regulations, policies, orders, federal grants, and licenses, which may result in penalties and fines, increase compliance and operational costs, and impact recovery associated with increased costs through rates;
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
•remediation costs associated with planned cessation of coal-fired operations at Idaho Power's co-owned coal plants;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility revenues	$402,762	$431,952
Other	650	505
Total operating revenues	403,412	432,457

Operating Expenses:
Electric utility:
Purchased power	65,081	74,109
Fuel expense	63,729	69,401
Power cost adjustment	(9,293)	47,685
Other operations and maintenance	126,126	113,007
Energy efficiency programs	6,171	5,232
Depreciation and amortization	65,519	59,785
Other electric utility operating expenses, net	4,130	7,682
Total electric utility operating expenses	321,463	376,901
Other	740	627
Total operating expenses	322,203	377,528

Operating Income	81,209	54,929

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(19,604)	(14,441)
Earnings of unconsolidated equity-method investments	(746)	(717)
Interest on long-term debt and finance leases	47,773	38,168
Other interest	7,352	6,481
Allowance for borrowed funds used during construction	(10,972)	(7,651)
Other income, net	(11,063)	(14,106)
Total nonoperating expense, net	12,740	7,734

Income Before Income Taxes	68,469	47,195

Income Tax Expense (Benefit)	411	(12,466)

Net Income	68,058	59,661
Income attributable to noncontrolling interests	(77)	(14)
Net Income Attributable to IDACORP, Inc.	$67,981	$59,647

Weighted Average Common Shares Outstanding - Basic	55,023	54,110
Weighted Average Common Shares Outstanding - Diluted	56,289	54,126
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.24	$1.10
Earnings Attributable to IDACORP, Inc. - Diluted	$1.21	$1.10

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)

Net Income	$68,058	$59,661
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $75 and $188, respectively	221	(60)
Total Comprehensive Income	68,279	59,601
Comprehensive income attributable to noncontrolling interests	(77)	(14)
Comprehensive Income Attributable to IDACORP, Inc.	$68,202	$59,587

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$337,765	$215,718
Receivables:
Customer (net of allowance of $4,104 and $3,788, respectively)	99,400	97,724
Other (net of allowance of $665 and $637, respectively)	27,647	37,764
Income taxes receivable	—	8,669
Accrued unbilled receivables	78,573	79,931
Materials and supplies (at average cost)	203,341	201,896
Fuel stock (at average cost)	24,989	24,455
Prepayments	24,982	30,579
Current regulatory assets	125,333	136,665
Assets held for sale	124,482	—
Other	29	3
Total current assets	1,046,541	833,404
Investments	151,706	155,002
Property, Plant, and Equipment:
Utility plant in service	8,173,576	8,249,106
Accumulated provision for depreciation	(2,582,363)	(2,599,465)
Utility plant in service - net	5,591,213	5,649,641
Construction work in progress	1,944,909	1,740,809
Finance lease right-of-use assets	216,779	219,612
Utility plant held for future use	20,637	19,781
Other property, net of accumulated depreciation	19,118	18,103
Property, plant, and equipment - net	7,792,656	7,647,946
Other Assets:
Company-owned life insurance	109,124	105,306
Regulatory assets	1,431,495	1,427,793
Other	56,258	55,986
Total other assets	1,596,877	1,589,085
Total	$10,587,780	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
	(in thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$116,300
Accounts payable	281,359	344,870
Taxes accrued	23,670	7,532
Interest accrued	35,212	49,547
Accrued compensation	54,500	77,245
Current regulatory liabilities	75,173	21,089
Advances from customers	195,598	201,743
Liabilities held for sale	8,777	—
Other	74,192	79,509
Total current liabilities	864,781	897,835
Other Liabilities:
Deferred income taxes	800,434	802,885
Regulatory liabilities	1,002,502	1,031,062
Pension and other postretirement benefits	142,646	137,406
Finance lease liabilities	215,184	216,695
Other	235,684	229,830
Total other liabilities	2,396,450	2,417,878
Long-Term Debt	3,677,816	3,331,038
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 55,408 and 54,859 shares issued and outstanding, respectively)	1,352,535	1,301,907
Retained earnings	2,304,032	2,284,911
Accumulated other comprehensive loss	(14,723)	(14,944)
Total IDACORP, Inc. shareholders’ equity	3,641,844	3,571,874
Noncontrolling interests	6,889	6,812
Total equity	3,648,733	3,578,686
Total	$10,587,780	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$68,058	$59,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,993	60,818
Deferred income taxes and investment tax credits	(6,720)	(22,980)
Changes in regulatory assets and liabilities	(6,460)	69,310
Pension and postretirement benefit plan expense	11,287	11,287
Contributions to pension and postretirement benefit plans	(1,225)	(1,495)
Earnings of equity-method investments	(746)	(717)
Distributions from equity-method investments	900	3,200
Allowance for equity funds used during construction	(19,604)	(14,441)
Other non-cash adjustments to net income, net	2,135	3,779
Change in:
Accounts receivable and unbilled receivables	22,302	5,870
Prepayments	5,033	4,067
Materials, supplies, and fuel stock	(1,979)	(1,314)
Accounts and wages payable	(62,735)	(65,893)
Taxes accrued/receivable	24,807	25,797
Other assets and liabilities	(27,232)	(12,662)
Net cash provided by operating activities	75,814	124,287
Investing Activities:
Additions to property, plant, and equipment, net	(371,527)	(201,324)
Payments received from transmission project joint funding partners	47,364	17,399
Proceeds from the sale of renewable energy certificates	32,138	5,987
Other	(4,370)	(5,107)
Net cash used in investing activities	(296,395)	(183,045)
Financing Activities:
Issuance of long-term debt	350,000	400,000
Discount on issuance of long-term debt	(854)	(3,072)
Retirement of long-term debt	—	(19,885)
Payments on finance lease liabilities	(1,415)	—
Dividends on common stock	(49,201)	(46,932)
Issuance of common stock	52,930	1,550
Tax withholdings on net settlements of share-based awards	(6,098)	(3,295)
Other	(2,734)	(3,978)
Net cash provided by financing activities	342,628	324,388
Net increase in cash and cash equivalents	122,047	265,630
Cash and cash equivalents at beginning of the period	215,718	368,865
Cash and cash equivalents at end of the period	$337,765	$634,495
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$51,961	$40,080
Non-cash investing and financing activities:
Additions to property, plant, and equipment in accounts payable	$199,039	$174,145

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)
Common Stock
Balance at beginning of period	$1,301,907	$1,194,998
Issuance	52,930	1,550
Share-based compensation expense	3,814	4,199
Tax withholdings on net settlements of share-based awards	(6,098)	(3,294)
Other	(18)	40
Balance at end of period	1,352,535	1,197,493
Retained Earnings
Balance at beginning of period	2,284,911	2,149,548
Net income attributable to IDACORP, Inc.	67,981	59,647
Common stock dividends ($0.88, and $0.86, per share, respectively)	(48,860)	(46,696)
Balance at end of period	2,304,032	2,162,499
Accumulated Other Comprehensive Loss
Balance at beginning of period	(14,944)	(13,592)
Unfunded pension liability adjustment (net of tax)	221	(60)
Balance at end of period	(14,723)	(13,652)
Total IDACORP, Inc. shareholders’ equity at end of period	3,641,844	3,346,340
Noncontrolling Interests
Balance at beginning of period	6,812	7,001
Net income attributable to noncontrolling interests	77	14
Balance at end of period	6,889	7,015
Total equity at end of period	$3,648,733	$3,353,355

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)

Operating Revenues	$402,762	$431,952

Operating Expenses:
Operation:
Purchased power	65,081	74,109
Fuel expense	63,729	69,401
Power cost adjustment	(9,293)	47,685
Other operations and maintenance	126,126	113,007
Energy efficiency programs	6,171	5,232
Depreciation and amortization	65,519	59,785
Other operating expenses, net	4,130	7,682
Total operating expenses	321,463	376,901

Operating Income	81,299	55,051

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(19,604)	(14,441)
Earnings of unconsolidated equity-method investments	(831)	(650)
Interest on long-term debt and finance leases	47,773	38,168
Other interest	7,275	6,322
Allowance for borrowed funds used during construction	(10,972)	(7,651)
Other income, net	(9,953)	(12,166)
Total nonoperating expense, net	13,688	9,582

Income Before Income Taxes	67,611	45,469

Income Tax Expense (Benefit)	953	(12,658)

Net Income	$66,658	$58,127

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)

Net Income	$66,658	$58,127
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $75, and $188, respectively	221	(60)
Total Comprehensive Income	$66,879	$58,067

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$274,732	$119,111
Receivables:
Customer (net of allowance of $4,104 and $3,788, respectively)	99,400	97,724
Other (net of allowance of $665 and $637, respectively)	27,462	37,108
Income taxes receivable	—	1,294
Accrued unbilled receivables	78,573	79,931
Materials and supplies (at average cost)	203,341	201,896
Fuel stock (at average cost)	24,989	24,455
Prepayments	24,828	30,447
Current regulatory assets	125,333	136,665
Assets held for sale	124,482	—
Other	29	3
Total current assets	983,169	728,634
Investments	87,742	89,103
Property, Plant, and Equipment:
Utility plant in service	8,173,576	8,249,106
Accumulated provision for depreciation	(2,582,363)	(2,599,465)
Utility plant in service - net	5,591,213	5,649,641
Construction work in progress	1,944,909	1,740,809
Finance lease right-of-use assets	216,779	219,612
Plant held for future use	20,637	19,781
Other property	7,840	6,715
Property, plant, and equipment, net	7,781,378	7,636,558
Other Assets:
Company-owned life insurance	109,124	105,306
Regulatory assets	1,431,495	1,427,793
Other	49,713	49,502
Total other assets	1,590,332	1,582,601
Total	$10,442,621	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
	(in thousands of dollars, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$116,300
Accounts payable	280,764	342,501
Accounts payable to affiliates	3,861	3,555
Taxes accrued	21,147	7,532
Interest accrued	35,212	49,547
Accrued compensation	54,268	76,912
Current regulatory liabilities	75,173	21,089
Advances from customers	195,598	201,743
Liabilities held for sale	8,777	—
Other	62,495	64,209
Total current liabilities	853,595	883,388
Other Liabilities:
Deferred income taxes	798,532	800,939
Regulatory liabilities	1,002,502	1,031,062
Pension and other postretirement benefits	142,646	137,406
Finance lease liabilities	215,184	216,695
Other	232,334	224,375
Total other liabilities	2,391,198	2,410,477
Long-Term Debt	3,677,816	3,331,038
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	1,197,258	1,107,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,241,697	2,223,899
Accumulated other comprehensive loss	(14,723)	(14,944)
Total equity	3,520,012	3,411,993
Total	$10,442,621	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$66,658	$58,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,850	60,675
Deferred income taxes and investment tax credits	(8,461)	(25,191)
Changes in regulatory assets and liabilities	(6,460)	69,310
Pension and postretirement benefit plan expense	11,287	11,287
Contributions to pension and postretirement benefit plans	(1,225)	(1,495)
Earnings of equity-method investments	(831)	(650)
Distributions from equity-method investments	900	3,200
Allowance for equity funds used during construction	(19,604)	(14,441)
Other non-cash adjustments to net income, net	(1,744)	(770)
Change in:
Accounts receivable and unbilled receivables	22,103	6,596
Prepayments	5,055	4,090
Materials, supplies, and fuel stock	(1,979)	(1,314)
Accounts and wages payable	(60,955)	(64,883)
Taxes accrued/receivable	14,909	19,160
Other assets and liabilities	(27,037)	(12,489)
Net cash provided by operating activities	60,466	111,212
Investing Activities:
Additions to utility plant, net	(371,481)	(201,239)
Payments received from transmission project joint funding partners	47,364	17,399
Proceeds from the sale of renewable energy certificates	32,138	5,987
Other	1,285	1,178
Net cash used in investing activities	(290,694)	(176,675)
Financing Activities:
Issuance of long-term debt	350,000	400,000
Discount on issuance of long-term debt	(854)	(3,072)
Retirement of long-term debt	—	(19,885)
Payments on finance lease liabilities	(1,415)	—
Dividends on common stock	(49,223)	(46,971)
Capital contribution from parent	90,000	—
Other	(2,659)	(3,925)
Net cash provided by financing activities	385,849	326,147
Net increase in cash and cash equivalents	155,621	260,684
Cash and cash equivalents at beginning of the period	119,111	188,916
Cash and cash equivalents at end of the period	$274,732	$449,600
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$51,884	$39,920
Non-cash investing and financing activities:
Additions to utility plant in accounts payable	$199,039	$174,145

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. On February 13, 2026, Idaho Power signed an asset purchase agreement with OTEC for the sale of Idaho Power's electric distribution business and certain transmission assets in the state of Oregon. Refer to Note 16 - "Assets Held For Sale" for additional information regarding the Oregon Sale. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the FERC. Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of March 31, 2026, condensed consolidated statements of income for the three months ended March 31, 2026 and 2025, and condensed consolidated cash flows for the three months ended March 31, 2026 and 2025. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2025 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Other than those described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in the 2025 Annual Report, there have been no additional recently issued accounting pronouncements not yet adopted that are expected to have a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense (benefit) (in thousands of dollars):

	IDACORP		Idaho Power
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Income tax at statutory rates (federal and state)	$17,118	$11,809	$16,922	$11,381
Excess deferred income tax reversal	(1,624)	(2,431)	(1,624)	(2,431)
Other(1)	(8,833)	(2,594)	(8,095)	(2,358)
Income tax expense before ADITC	$6,661	$6,784	$7,203	$6,592
Additional ADITC amortization	(6,250)	(19,250)	(6,250)	(19,250)
Income tax expense (benefit)	$411	$(12,466)	$953	$(12,658)
Effective tax rate	0.6%	(26.4)%	1.4%	(27.8)%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information related to cash (refunded) paid for income taxes is presented below (in thousands of dollars):

	Three months ended March 31,
	2026	2025
IDACORP
Cash (refunded) paid for income taxes	$(6,214)	$—

Idaho Power
Cash paid to IDACORP related to income taxes	$—	$—

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report.

Idaho ADITC Mechanism

The 2018 Settlement Stipulation, 2023 Settlement Stipulation, and 2025 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. The 2025 Settlement Stipulation and the 2023 Settlement Stipulation modified the 2018 Settlement Stipulation in part. The 2023 Settlement Stipulation included provisions for the accelerated amortization of ADITCs to help achieve a minimum 9.12 percent Idaho ROE, while the 2025 Settlement Stipulation established an annual cap of $55 million on the amount of accelerated amortization of ADITCs for calendar year 2026 and thereafter and also modified the ADITC mechanism to include an additional amount of investment tax credits equal to the total of existing ADITCs not previously eligible for accelerated amortization under the mechanism and all investment tax credits generated through the end of calendar-year 2028.

Based on its estimate of full-year 2026 Idaho ROE, for the three months ended March 31, 2026, Idaho Power recorded $6.3 million in additional ADITC amortization under the 2025 Settlement Stipulation. Accordingly, as of March 31, 2026, approximately $159.6 million of additional ADITCs remained available for future use. Idaho Power recorded $19.3 million of additional ADITC amortization for the three months ended March 31, 2025, based on its then-current estimate of full-year 2025 Idaho ROE.

Power Cost Adjustment Mechanisms

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or accrued as a credit on the balance sheets for future recovery or refund. The power supply costs deferred or accrued primarily result from changes in the levels of Idaho Power's own power generation, changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, and changes in fuel prices.

In April 2026, Idaho Power filed an application with the IPUC requesting a $51.6 million increase in PCA revenues as compared with the prior collection period, effective for the 2026-2027 PCA collection period from June 1, 2026 to May 31, 2027. The increase in PCA revenues is due primarily to a decrease in forecast hydroelectric generation for the April 2026 to March 2027 forecast period. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate increase.

In February 2026, Idaho Power filed its annual power cost adjustment mechanism filing with the OPUC. The filing also requested recovery of 2025 incremental deferred wildfire mitigation costs. If approved as filed, the filing would result in an increase of $1.9 million in Oregon-jurisdictional rates, effective June 1, 2026. As of the date of this report, the OPUC has not issued an order on the company's requested rate increase.

In March 2026, Idaho Power filed the March forecast of its APCU with the OPUC. If the March forecast and October update are approved as filed, the 2026 composite APCU will result in an increase of $1.5 million in Oregon-jurisdictional revenues effective June 1, 2026. As of the date of this report, the OPUC has not issued an order on the company's requested rate increase.

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

In March 2026, Idaho Power filed its annual FCA update with the IPUC, requesting approval to recover its 2025 FCA balance of $2.0 million, a $5.1 million increase over the 2024 FCA regulatory liability balance of $3.1 million, over the period from June 1, 2026, to May 31, 2027. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate increase.

Hells Canyon Complex Relicensing Costs

In December 2025, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's HCC relicensing expenditures from January 1, 2016 through year-end 2025 were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. As of the date of this report, the case remains pending.

Wildfire Mitigation Cost Recovery

The 2025 Settlement Stipulation authorized Idaho Power to defer certain incremental O&M and insurance costs for wildfire mitigation efforts above the 2024 base through the earlier of the next general rate case or 2027. As of March 31, 2026, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $89.6 million, of which $70.9 million is approved to be amortized and currently collected in Idaho rates.

In December 2025, Idaho Power filed its 2026-2028 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.1 million of newly identified incremental costs expected to be incurred in 2026 associated with expanded wildfire mitigation efforts. As of the date of this report, the case remains pending. As of March 31, 2026, Idaho Power’s deferral balance of Oregon-jurisdiction costs related to the WMP was $3.4 million, of which $0.6 million is approved to be amortized and currently collected in Oregon rates.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands of dollars):

	Three months ended March 31,
	2026	2025
Revenue from contracts with customers	$383,615	$411,142
Alternative revenue programs and other revenues	19,147	20,810
Total electric utility operating revenues	$402,762	$431,952

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands of dollars):

	Three months ended March 31,
	2026	2025
Retail revenues:
Residential (includes $16,637 and $(2,193), respectively, related to the FCA)(1)	$203,597	$190,705
Commercial (includes $206 and $(43), respectively, related to the FCA)(1)	96,655	97,852
Industrial	69,603	68,607
Irrigation	1,942	1,113
Deferred revenue related to HCC relicensing AFUDC(2)	(9,114)	(2,064)
Total retail revenues	362,683	356,213
Less: FCA mechanism revenues(1)	(16,843)	2,236
Wholesale energy sales	4,812	19,548
Transmission wheeling-related revenues	17,324	19,442
Energy efficiency program revenues	6,171	5,232
Other revenues from contracts with customers	9,468	8,471
Total revenues from contracts with customers	$383,615	$411,142
(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process in its Idaho jurisdiction, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Effective October 1, 2025, Idaho Power began collecting $38.5 million annually. Prior to October 1, 2025, Idaho Power collected $8.8 million annually. For more information refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. Amounts collected in the Idaho jurisdiction are recognized as deferred revenue until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

The table below presents the FCA mechanism revenues and other revenues (in thousands of dollars):

	Three months ended March 31,
	2026	2025
FCA mechanism revenues	$16,843	$(2,236)
Derivative revenues	2,304	23,046
Total alternative revenue programs and other revenues	$19,147	$20,810

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$3,788	$5,071
Additions to the allowance	620	1,017
Write-offs, net of recoveries	(304)	(606)
Balance at end of period	$4,104	$5,482
Allowance for uncollectible accounts as a percentage of customer receivables	4.0%	4.0%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 27, 2026, Idaho Power issued $350 million in aggregate principal amount of 4.85% first mortgage bonds, secured medium-term notes, Series O, maturing on March 1, 2036.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through December 31, 2026, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At March 31, 2026, $150 million remained available for debt issuance under the regulatory orders.

Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture), limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2026, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.1 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of March 31, 2026, Idaho Power could issue approximately $1.7 billion of additional first mortgage bonds under that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2026, IDACORP issued an aggregate of 549,104 shares of common stock using original issuances of shares. IDACORP granted 71,855 restricted stock unit awards and issued 54,714 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 31,837 shares of common stock pursuant to director equity compensation plans. IDACORP issued 10,297 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

At-the-Market Offering Program: On May 20, 2024, IDACORP entered into an Equity Distribution Agreement pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $300 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. At March 31, 2026, IDACORP had no remaining capacity under its ATM offering program.

During the three months ended March 31, 2026, IDACORP executed FSAs under its ATM offering program with various counterparties who borrowed and sold 1,101,391 shares of IDACORP’s common stock at an aggregate gross sales price of

$155.5 million, including approximately $1.9 million in commissions and fees payable by IDACORP to the counterparties upon settlement.

At March 31, 2026, IDACORP had the following FSAs outstanding under its ATM offering program (in thousands of dollars, except for shares and forward price amounts):

Maturity Date	Shares	Net Proceeds Available	Forward Price
March 31, 2027	530,000	$74,040	$139.70
March 31, 2027	245,830	34,730	141.28
March 31, 2027	325,561	44,995	138.21
Total / Weighted Average Forward Price	1,101,391	$153,765	$139.61

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

At March 31, 2026, IDACORP could have settled all its outstanding FSAs under the ATM offering program with physical delivery of 1,101,391 shares of common stock to the counterparties in exchange for cash of $153.8 million. At March 31, 2026, IDACORP could have settled the FSAs with net delivery to various counterparties of approximately $1.3 million of cash or approximately 9,273 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

During the three months ended March 31, 2026, IDACORP settled the following FSAs under its ATM offering program (in thousands of dollars, except for settlement shares and forward settlement price amounts):

Settlement Date	Settlement Shares	Net Cash Proceeds(1)	Forward Settlement Price
March 31, 2026	198,086	$22,777	$114.99
March 31, 2026	254,170	28,952	113.91
Total / Weighted Average Forward Settlement Price	452,256	$51,729	$114.38

(1) Settlement of the FSAs is reflected in IDACORP’s equity.

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

At March 31, 2026, IDACORP could have settled the FSAs with physical delivery of 5,180,180 shares of common stock to the counterparties in exchange for cash of $560.3 million. The FSAs could have also been settled at March 31, 2026, with delivery of approximately $167.9 million of cash or approximately 1,194,767 shares of common stock to the counterparties, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Share Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months ended March 31, 2026 and 2025, approximately 1,171,000 and zero incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information on IDACORP's diluted earnings per share.

Idaho Power Common Stock

During the three months ended March 31, 2026, IDACORP contributed $90 million of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2026, the leverage ratios for IDACORP and Idaho Power were 54 percent and 53 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.3 billion, respectively, at March 31, 2026. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2026, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2026, Idaho Power's common equity capital was 47 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share (in thousands of dollars and shares, except for per share amounts).

	Three months ended March 31,
	2026	2025
Numerator:
Net income attributable to IDACORP, Inc.	$67,981	$59,647
Denominator:
Weighted-average common shares outstanding - basic	55,023	54,110
Effect of dilutive securities(1)	1,266	16
Weighted-average common shares outstanding - diluted	56,289	54,126
Basic earnings per share	$1.24	$1.10
Diluted earnings per share	$1.21	$1.10
(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information on IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2026, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2025 Annual Report.

In April 2026, Idaho Power entered into fuel-related agreements, increasing its contractual purchase obligations by approximately $1.6 billion. This obligation commences in May 2030 and expires in May 2045.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $49.7 million at March 31, 2026, representing IERCo's one-third share of BCC's total reclamation obligation of $149.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2026, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2026, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2026 and 2025 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$8,307	$7,857	$240	$293	$188	$169	$8,735	$8,319
Interest cost	14,560	13,867	1,430	1,410	744	743	16,734	16,020
Expected return on plan assets	(18,549)	(17,235)	—	—	(455)	(450)	(19,004)	(17,685)
Amortization of prior service cost	2	2	56	55	275	344	333	401
Amortization of net loss	—	—	240	173	(418)	(440)	(178)	(267)
Net periodic benefit cost	4,320	4,491	1,966	1,931	334	366	6,620	6,788
Regulatory deferral of net periodic benefit cost(1)	(4,129)	(4,297)	—	—	—	—	(4,129)	(4,297)
Previously deferred pension costs recognized(1)	8,796	8,796	—	—	—	—	8,796	8,796
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,987	$8,990	$1,966	$1,931	$334	$366	$11,287	$11,287
(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2) Of total net periodic benefit cost recognized for financial reporting, $9.7 million and $9.8 million, respectively, were recognized in "Other operations and maintenance" and $1.6 million and $1.5 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2026 and 2025.

Idaho Power has no minimum contribution to its defined benefit pension plan required in 2026, and during the three months ended March 31, 2026, Idaho Power has made no contributions. Idaho Power may contribute up to $30 million in 2026 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2026	2025
Financial swaps	Operating revenues	$871	$46
Financial swaps	Purchased power	(2,564)	(1,030)
Financial swaps	Fuel expense	(26,512)	(12,200)
Forward contracts	Operating revenues	35	366
Forward contracts	Purchased power	(35)	(444)
Forward contracts	Fuel expense	(339)	(603)
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

Credit Risk

At March 31, 2026, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2026, was $47.5 million. As of March 31, 2026, Idaho Power posted $28.0 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2026, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $26.1 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2026
Current:
Financial swaps	Other current assets	$143	$(114)		$29	$114	$(114)		$—
Financial swaps	Other current liabilities	674	(674)		—	25,716	(21,153)	(1)	4,563
Forward contracts	Other current liabilities	—	—		—	905	—		905
Long-term:
Financial swaps	Other assets	3,092	(3,092)	(2)	—	2,072	(2,072)		—
Financial swaps	Other liabilities	216	(216)		—	5,977	(216)		5,761
Forward contracts	Other liabilities	—	—		—	12,035	—		12,035
Total		$4,125	$(4,096)		$29	$46,819	$(23,555)		$23,264

December 31, 2025
Current:
Financial swaps	Other current liabilities	$2,535	$(2,535)		$—	$34,486	$(29,394)	(3)	$5,092
Forward contracts	Other current assets	3	—		3	—	—		—
Forward contracts	Other current liabilities	—	—		—	1,009	—		1,009
Long-term:
Financial swaps	Other liabilities	1,444	(1,444)		—	7,479	(4,385)	(4)	3,094
Forward contracts	Other liabilities	—	—		—	10,524	—		10,524
Total		$3,982	$(3,979)		$3	$53,498	$(33,779)		$19,719
(1) Current liability derivative amounts offset include $20.5 million of collateral receivable at March 31, 2026.
(2) Long-term asset derivative amounts offset include $1.0 million of collateral payable at March 31, 2026.
(3) Current liability derivative amounts offset include $26.9 million of collateral receivable at December 31, 2025.
(4) Long-term liability derivative amounts offset include $2.9 million of collateral receivable at December 31, 2025.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding (in thousands of units):

		March 31,
Commodity	Units	2026	2025
Electricity purchases	MWh	628	223
Electricity sales	MWh	8	37
Natural gas purchases	MMBtu	132,308	95,363

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2026.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis (in thousands of dollars):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$4,076	$—	$—	$4,076	$62,012	$—	$—	$62,012
Idaho Power	256,083	—	—	256,083	110,602	—	—	110,602
Derivatives	29	—	—	29	—	3	—	3
Equity securities	36,861	—	—	36,861	38,448	—	—	38,448
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	5,883	—	—	—	5,948
Liabilities:
Derivatives	10,324	12,940	—	23,264	8,186	11,533	—	19,719
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, using available market information and appropriate valuation methodologies (in thousands of dollars).

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$1,507	$1,507	$1,507	$1,507
Held-to-maturity securities(1)(2)	34,119	32,315	33,822	32,468
Liabilities:
Long-term debt (including current portion)(1)	3,794,116	3,565,887	3,447,338	3,270,200
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$34,119	$32,315	$33,822	$32,468
Liabilities:
Long-term debt (including current portion)(1)	3,794,116	3,565,887	3,447,338	3,270,200
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $1.8 million and $1.4 million as of March 31, 2026, and December 31, 2025, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of March 31, 2026, and December 31, 2025.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2026:
Revenues	$402,762	$650	$—	$403,412
Depreciation and amortization	65,519	—	—	65,519
Other income (expense), net	22,182	(186)	—	21,996
Interest income including carrying charges on regulatory assets	7,375	1,865	(569)	8,671
Earnings of unconsolidated equity-method investments	831	(85)	—	746
Interest expense	44,076	646	(569)	44,153
Income tax expense (benefit)	953	(542)	—	411
Net income attributable to IDACORP, Inc.	66,658	1,323	—	67,981
Expenditures for long-lived assets	371,481	46	—	371,527
Total assets as of March 31, 2026	10,442,621	213,338	(68,179)	10,587,780
Three months ended March 31, 2025:
Revenues	$431,952	$505	$—	$432,457
Depreciation and amortization	59,785	—	—	59,785
Other income (expense), net	17,567	(351)	—	17,216
Interest income including carrying charges on regulatory assets	9,040	3,053	(762)	11,331
Earnings of unconsolidated equity-method investments	650	67	—	717
Interest expense	36,839	921	(762)	36,998
Income tax (benefit) expense	(12,658)	192	—	(12,466)
Net income attributable to IDACORP, Inc.	58,127	1,520	—	59,647
Expenditures for long-lived assets	201,239	85	—	201,324

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, (in thousands of dollars). Items in parentheses indicate charges to AOCI.

	Three months ended March 31,
	2026	2025
Defined benefit pension items
Balance at beginning of period	$(14,944)	$(13,592)
Other comprehensive income before reclassification	—	(229)
Amounts reclassified out of AOCI	221	169
Balance at end of period	$(14,723)	$(13,652)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Three months ended March 31,
	2026	2025
Amortization of defined benefit pension items(1)
Prior service cost	$56	$55
Net loss	240	173
Total before tax	296	228
Tax benefit(2)	(75)	(59)
Total reclassification for the period, net of tax	$221	$169
(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings (in thousands of dollars).

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$2,223,899	$2,096,151
Net income	66,658	58,127
Dividends to parent	(48,860)	(46,695)
Balance at end of period	$2,241,697	$2,107,583

16. ASSETS HELD FOR SALE

On February 13, 2026, Idaho Power executed a definitive agreement to sell its Oregon electric distribution business as well as certain Oregon transmission assets to OTEC. The base purchase price to be paid by OTEC for the Oregon Sale is $154 million, and is subject to certain adjustments at the closing of the transaction. Idaho Power has agreed to operate its Oregon electric distribution business and applicable transmission assets in the ordinary course of business and subject to certain operating covenants during the period between the date of the asset purchase agreement and the completion of the proposed transaction. Idaho Power also agreed to provide certain transition services to OTEC for a limited post-closing period for a fee. While Idaho Power expects the transaction to be completed within one year of March 31, 2026, the Oregon Sale is subject to various closing conditions, including approvals of the OPUC, IPUC, and FERC, as well as certain price adjustment and termination provisions.

Idaho Power determined that the assets and liabilities related to the Oregon Sale (disposal group) met the criteria for classification as held for sale as of March 31, 2026. Accordingly, the disposal group was reclassified to assets held for sale and liabilities held for sale, respectively, within the condensed consolidated balance sheets as of March 31, 2026. The disposal group is reported within IDACORP's Utility Operations reportable segment. See Note 13 - "Segment Information."

Upon reclassification, the disposal group was measured at the lower of its carrying amount or estimated fair value less costs to sell. As a result of this measurement, the fair value less costs to sell of the disposal group exceeds its net carrying amount as of March 31, 2026, and accordingly no impairment loss has been recognized for the three months ended March 31, 2026. Any gain on the Oregon Sale will be recognized upon closing of the transaction. Because depreciation and amortization of the assets and liabilities included in the disposal group continue to be reflected in Oregon customer rates through closing of the transaction, Idaho Power will continue recording depreciation and amortization on the disposal group through that date.

The disposal group has not been classified as a discontinued operation and the historical results of the disposal group are included in the condensed consolidated statements of income for all periods presented.

The table below summarizes components of assets and liabilities in the disposal group classified as held for sale on the condensed consolidated balance sheets (in thousands of dollars):

March 31, 2026
Assets held for sale:
Current regulatory assets	$936
Utility plant in service	160,506
Accumulated provision for depreciation	(48,779)
Construction work in progress	1,063
Regulatory assets	10,756
Total assets held for sale(1)	$124,482

Liabilities held for sale:
Current regulatory liabilities	$297
Regulatory liabilities	8,480
Total liabilities held for sale(1)	$8,777
(1) Total assets held for sale and total liabilities held for sale are presented within current assets and current liabilities, respectively, on the condensed consolidated balance sheets as of March 31, 2026, as the sale is expected to be completed within 12 months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2026, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. While reading this MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the 2025 Annual Report, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2025 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2026 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to experience and forecast positive customer growth in its service area. During the twelve months ended March 31, 2026, Idaho Power's customer count grew by approximately 15,000 customers and the customer growth rate was 2.3 percent.
•So far in 2026, Idaho Power achieved notable milestones for several key projects, underscoring significant progress towards addressing peak capacity and energy needs in 2027 and beyond:
◦In March, the IPUC approved Idaho Power's agreement to purchase the output of an 80 MW solar facility, with a scheduled online date of June 2027.
◦In March, the IPUC approved Idaho Power's CPCN request for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant, with an expected in-service date in 2028.
◦In March, Idaho Power filed a CPCN request with the IPUC for a 222 MW natural gas-fueled facility, with an expected in-service date in 2029 and a 430 MW natural gas-fueled facility, with an expected in-service date in 2030. As of the date of this report, both requests are pending IPUC approval.
◦In April, Idaho Power, jointly with co-owner PacifiCorp, filed a CPCN request for Segment E-8 for the GWW transmission line, which would create up to 2,000 MW of additional transmission capacity and the ability to interconnect new generation resources across Idaho.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share (in thousands of dollars and shares, except earnings per share amounts):

	Three months ended March 31,
	2026	2025
Idaho Power net income	$66,658	$58,127
Net income attributable to IDACORP, Inc.	$67,981	$59,647
Weighted average outstanding shares – diluted	56,289	54,126
IDACORP, Inc. earnings per diluted share	$1.21	$1.10

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2026, from the same period in 2025 (items are in millions of dollars and are before related income tax impact unless otherwise noted):

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2025		$59.6
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, net of power cost adjustment mechanisms	18.0
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	5.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(10.7)
Idaho fixed cost adjustment (FCA) revenues	19.1
Other O&M expenses	(13.1)
Depreciation and amortization expense	(5.7)
Other changes in operating revenues and expenses, net	13.6
Increase in Idaho Power operating income	26.2
Non-operating expense, net	(4.1)
Additional ADITC amortization	(13.0)
Income tax expense, excluding additional ADITC amortization	(0.6)
Total increase in Idaho Power net income		8.5
Other IDACORP changes (net of tax)		(0.1)
Net income attributable to IDACORP, Inc. - March 31, 2026		$68.0

Net Income - First Quarter 2026

IDACORP's net income increased $8.4 million for the first quarter of 2026 compared with the first quarter of 2025, due primarily to higher net income at Idaho Power.

A net increase in retail revenues per MWh, net of power cost adjustment mechanisms, increased operating income by $18.0 million in the first quarter of 2026 compared with the first quarter of 2025. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. For more information on the 2025 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report.

Customer growth increased operating income by $5.0 million in the first quarter of 2026 compared with the first quarter of 2025, as the number of Idaho Power customers grew by approximately 15,000, or 2.3 percent, during the twelve months ended March 31, 2026. Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms, decreased operating income by $10.7 million in the first quarter of 2026 compared with the first quarter of 2025. Usage per residential and commercial customers decreased most significantly, as more moderate temperatures in the first quarter of 2026 compared with the first quarter of 2025 led these customers to use less energy for heating purposes. These decreases were partially offset by increases in usage per irrigation and industrial customers, as lower precipitation in the first quarter of 2026 compared with the first quarter of 2025 led irrigation customers to use more energy for operating irrigation pumps, and a large load industrial customer increased energy use as it ramped up operation of its facility. An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $19.1 million.

Other O&M expenses in the first quarter of 2026 were $13.1 million higher than the first quarter of 2025. This increase was primarily the result of increased wildfire mitigation program expenses and the amortization of previously deferred costs related to the conversion of generating units at the Jim Bridger plant from coal to natural gas, much of which is recovered in customer rates and reflected in revenues pursuant to the 2025 Settlement Stipulation.

Depreciation and amortization expense increased $5.7 million in the first quarter of 2026 compared with the first quarter of 2025, due primarily to an increase in plant-in-service. Additionally, the start of operations at a leased battery storage facility in the second quarter of 2025 contributed modestly to the increase through the amortization of a related right-of-use asset.

Other changes in operating revenues and expenses, net, increased operating income by $13.6 million in the first quarter of 2026 compared with the first quarter of 2025, due primarily to a decrease in net power supply expenses that were not accrued for future refund in rates through Idaho Power's power cost adjustment mechanisms. Also contributing to the increase in other changes in operating revenues and expenses, net, was a decrease in property tax expense due to property tax legislative changes in Idaho.

Non-operating expense, net, increased $4.1 million in the first quarter of 2026 compared with the first quarter of 2025. Higher long-term debt balances led to an increase in interest expense, while lower interest-bearing cash investments led to a decrease in interest income. Interest expense recorded on a new finance lease also contributed to the increase compared with the first quarter of 2025. This increase was partially offset by an increase in AFUDC in the first quarter of 2026 compared with the first quarter of 2025, as the average construction work in progress balance was higher.

The increase in income tax expense for the first quarter of 2026, compared with the first quarter of 2025, was primarily due to a decrease in additional ADITC amortization under the Idaho regulatory settlement stipulation. Based on Idaho Power's current expectations of full-year 2026 financial results, Idaho Power recorded $6.3 million of additional ADITC amortization during the first quarter of 2026, compared with $19.3 million of additional ADITC amortization during the same period in 2025.

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

Idaho Power filed its most recent general rate case in Idaho in May 2025. The IPUC approved a settlement stipulation for the general rate case in December 2025, with rates effective January 1, 2026. The general rate case filing and the settlement stipulation are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. Idaho Power continues to evaluate the timing of its next general rate cases in Idaho and Oregon.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H, GWW, and SWIP-N projects. To help meet future peak capacity and energy needs, Idaho Power is planning to construct three new natural gas-fired generating facilities with planned generation capacities of 167 MW, 222 MW, and 430 MW, and expected in-service dates in 2028, 2029, and 2030, respectively. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company continues a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding, but the company incurs the cash requirements of constructing and the costs of financing those resources before they are in rates and customer revenues.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended March 31, 2026, Idaho Power's customer count grew by 2.3 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future. This was visible during the first quarter of 2026, with an increase in industrial loads over the prior year's first quarter driven by the ramp-up in electric service by a new large load customer. Idaho Power expects this customer, together with other large-load industrial customers, to ramp up operations further during the remainder of 2026 and for the next several years. Idaho Power is in the process of discussing and negotiating terms, conditions, and pricing of potential service agreements with several additional large load customers.

Idaho Power's 2025 IRP assumed a forecasted annual growth in retail MWh sales of 8.3 percent and a forecasted annual growth in peak-hour demand of 5.1 percent over the upcoming 5-year period. For more information on the 2025 IRP, refer to "Resource Planning" in Item 1 - "Business" of the 2025 Annual Report. Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, the obligation to maintain a safe and reliable system, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. For more information on Idaho Power's system investments and resource procurements, see "Liquidity and Capital Resources" in this MD&A. Idaho Power has begun preparation of its 2027 IRP and expects to prepare an updated load forecast during 2026 as the basis for the 2027 IRP, which Idaho Power expects to file in the summer of 2027.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this variability is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2026, as of the date of this report, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 7.0 million MWh, compared with actual generation of 7.0 million MWh in 2025 and a 20-year average annual total of approximately 7.3 million MWh.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced severe wildfires. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest conditions. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Several years ago, Idaho Power adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires, and Idaho Power has refined that WMP over time. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report and the condensed consolidated financial statements included in this report. In October 2025, Idaho Power filed a new WMP with the IPUC in accordance with Idaho's new Wildfire Standard of Care Act, and in April 2026, the IPUC issued an order approving the WMP. See "Other Matters - Idaho Wildfire Standard of Care Act" for additional details.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2026. In this analysis, the results for the three months ended March 31, 2026, are compared with the same period in 2025.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh).

	Three months ended March 31,
	2026	2025
Retail energy sales	3,625	3,723
Wholesale energy sales	92	439
Energy sales bundled with renewable energy credits	49	541
Total energy sales	3,766	4,703
Hydropower generation	1,560	2,124
Jointly-owned thermal generation(1)	425	674
Natural gas and other generation	775	774
Total system generation	2,760	3,572
Purchased power	1,301	1,477
Line losses	(295)	(346)
Total energy supply	3,766	4,703
(1) "Jointly-owned thermal generation" consists of generation from steam plants that include coal-fired units as well as natural gas-fired units that were converted from coal.

Weather-related information for Boise, Idaho, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2026	2025	Normal (2)
Heating degree-days(1)	2,032	2,416	2,402
Cooling degree-days(1)	1	—	—
Precipitation (inches)	2.7	5.1	3.7
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

Sales Volume and Generation: Retail sales volumes decreased 3 percent in the first quarter of 2026 compared with the same period in 2025, primarily due to more moderate temperatures, which reduced the amount of energy per customer used for heating. The decrease in usage per customer was partially offset by customer growth as the number of Idaho Power's customers grew by 2.3 percent over the prior twelve months. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation decreased 23 percent for the first quarter of 2026 compared with the first quarter of 2025, due primarily to lower hydropower generation and jointly-owned thermal generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands of dollars), MWh sales volumes (in thousands of MWh), and the number of retail customers.

	Three months ended March 31,
	2026	2025
Retail revenues:
Residential (includes $16,637 and $(2,193), respectively, related to the FCA)(1)	$203,597	$190,705
Commercial (includes $206 and $(43), respectively, related to the FCA)(1)	96,655	97,852
Industrial	69,603	68,607
Irrigation	1,942	1,113
Deferred revenue related to HCC relicensing AFUDC(2)	(9,114)	(2,064)
Total retail revenues	$362,683	$356,213
Volume of retail sales (MWh)
Residential	1,560	1,702
Commercial	1,052	1,075
Industrial	987	934
Irrigation	26	12
Total retail MWh sales	3,625	3,723
Number of retail customers at period end
Residential	563,660	550,207
Commercial	81,129	79,823
Industrial	148	148
Irrigation	22,677	22,457
Total customers	667,614	652,635
(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process in its Idaho jurisdiction, even though the relicensing process is not yet complete and the costs have not been moved to utility plant in service. Effective October 1, 2025, Idaho Power began collecting $38.5 million annually. Prior to October 1, 2025, Idaho Power collected $8.8 million annually. For more information refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. Amounts collected in the Idaho jurisdiction are recognized as deferred revenue until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

Retail revenues increased $6.5 million during the first quarter of 2026, compared with the same period in 2025. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to power cost adjustment mechanisms, increased retail revenues by $18.0 million for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $20.6 million in the first quarter of 2026 compared with the same period of 2025. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.3 percent during the twelve months ended March 31, 2026, increased retail revenues by $7.5 million in the first quarter of 2026 compared with the same period of 2025.

•Usage: Lower usage (on a per customer basis), in some customer classes, decreased retail revenues by $17.5 million in the first quarter of 2026 compared with the same period of 2025, primarily due to weather variations. Usage per residential and commercial customers decreased most significantly, as more moderate temperatures in the first quarter of 2026 compared with the first quarter of 2025 led these customers to use less energy for heating purposes. These decreases were partially offset by increases in usage per irrigation and industrial customers, as lower precipitation in the first quarter of 2026 compared with the first quarter of 2025 led irrigation customers to use more energy for operating irrigation pumps, and a large load industrial customer increased energy use as it ramped up operation of its facility.
•FCA Mechanism: A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $19.1 million.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales (in thousands of dollars and MWh, except for revenue per MWh amounts).

	Three months ended March 31,
	2026	2025
Wholesale energy revenues	$4,812	$19,548
Wholesale MWh sold	92	439
Wholesale energy revenues per MWh	$52.30	$44.53

In the first quarter of 2026, wholesale energy revenues decreased $14.7 million compared with the same period of 2025, due primarily to a decrease in wholesale energy volumes sold, partially due to milder winter weather resulting in lower demand in the regional energy market. Lower prices in the energy imbalance market led to less trading activity, which also contributed to the decrease in wholesale energy volumes sold. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes (in thousands of dollars and MWh, except for per MWh amounts).

	Three months ended March 31,
	2026	2025
Purchased power expense	$65,081	$74,109
MWh purchased	1,301	1,477
Average cost per MWh	$50.02	$50.18

Purchased power expense decreased $9.0 million during the first quarter of 2026 compared with the same period of 2025, primarily due to a 12 percent decrease in MWh purchased.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation (in thousands of dollars and MWh, except for per MWh amounts).

	Three months ended March 31,
	2026	2025
Fuel Expense
Jointly-owned thermal(1)	$17,065	$30,917
Natural gas(2)	46,664	38,484
Total fuel expense	$63,729	$69,401
MWh generated
Jointly-owned thermal(1)	425	674
Natural gas(2)	775	774
Total MWh generated	1,200	1,448
Average cost per MWh - Jointly-owned thermal	$40.15	$45.87
Average cost per MWh - Natural gas	$60.21	$49.72
Weighted average, all sources	$53.11	$47.93

(1) "Jointly-owned thermal" consists of expenses and generation from steam plants that include coal-fired units as well as natural gas-fired units that were converted from coal.
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

Fuel expense decreased $5.7 million, or 8 percent, in the first quarter of 2026 compared with the same period of 2025, primarily due to a 37 percent decrease in jointly-owned thermal generation, partially offset by an 11 percent increase in the total average cost per MWh from all sources.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the first quarters of 2026 and 2025, losses on financial gas hedges of $26.5 million and $12.2 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms (in thousands of dollars).

	Three months ended March 31,
	2026	2025
Idaho power supply cost accrual	$2,356	$29,443
Oregon power supply cost deferral	—	(2,657)
Amortization of prior year authorized balances	(11,649)	20,899
Total power cost adjustment (income statement)	$(9,293)	$47,685

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the first quarter of 2026, lower purchased power and fuel costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses in the first quarter of 2026 were $13.1 million higher than the first quarter of 2025. This increase was primarily driven by increases in wildfire mitigation program expenses and the amortization of previously deferred costs related to the conversion from coal to natural gas at the Jim Bridger plant, both of which are now being collected in base rates.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $12.9 million and $13.6 million, respectively, for the three months ended March 31, 2026, when compared with the same period in 2025, primarily due to decreased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report, and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

IDACORP may issue debt securities or common stock, and Idaho Power may issue first mortgage bonds or other debt securities to fund its business. Idaho Power also periodically evaluates whether partial or full early redemption of one or more outstanding series of first mortgage bonds is desirable and, in some cases, may refinance existing indebtedness with new indebtedness.

As of April 24, 2026, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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
•IDACORP's executed FSAs under its ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of April 24, 2026, would have been approximately $154 million;
•IDACORP's FSAs, independent of the ATM offering program, which may be physically settled with common stock in exchange for net proceeds, which as of April 24, 2026, would have been approximately $561 million; and

•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $150 million remains available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and also intends to potentially use original issuances for share purchases within the Idaho Power Company Employee Savings Plan beginning in the second quarter of 2026. IDACORP may discontinue using original issuances of shares for these plans at any time.

In February 2026, Idaho Power issued $350 million in first mortgage bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

In March 2026, IDACORP executed FSAs under its ATM offering program with various counterparties at an aggregate gross sales price of $155 million. For more detailed information about IDACORP's equity transactions, see below in this MD&A and Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2026, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	54%	53%
Equity	46%	47%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At March 31, 2026, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2026.

Operating Cash Flows

IDACORP's and Idaho Power's principal sources of cash flows from operations are Idaho Power's sales of electricity and transmission capacity. Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, interest, income taxes, and benefit plan contributions. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level currently allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as those costs, with interest, are recovered from customers.

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2026, were $76 million and $60 million, respectively, a decrease in cash flows from operations of $48 million for IDACORP and $51 million for Idaho Power, when compared with the same period in 2025. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first three months of 2026 when compared with the same period in 2025 were as follows:

•an $8 million and $9 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, decreased IDACORP and Idaho Power operating cash flows by $76 million;
•changes in deferred taxes and taxes accrued and receivable combined to increase operating cash flows for IDACORP and Idaho Power by $15 million and $12 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled receivables increased operating cash flows by $16 million for IDACORP and Idaho Power;
◦the changes in accounts and wages payable increased operating cash flows for IDACORP and Idaho Power by $3 million and $4 million, respectively; and
◦the changes in other assets and liabilities decreased operating cash flows by $15 million for IDACORP and Idaho Power. This decrease was primarily related to the timing of refundable transmission network upgrade deposits and accrued interest.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2026, were $296 million and $291 million, respectively, increasing cash outflow by $113 million for IDACORP and by $114 million for Idaho Power when compared with the same period in 2025. Investing cash outflows for 2026 and 2025 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and peak resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Investing cash outflows were partially offset in 2026 and 2025 by reimbursements from a B2H project joint funding partner.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the three months ended March 31, 2026, were $343 million and $386 million, respectively, an increase of $18 million and $60 million for IDACORP and Idaho Power, respectively, when compared with the same period in 2025. IDACORP and Idaho Power financing cash inflows for 2026 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, IDACORP's issuance of common stock, and Idaho Power's receipt of a capital contribution from IDACORP, partially offset by dividend payments. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, partially offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In March 2026, IDACORP executed FSAs under its ATM offering program with various counterparties, at an aggregate gross sales price of $155 million. At March 31, 2026, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATM offering program was $155 million, and IDACORP had no remaining capacity under its ATM offering program. If IDACORP had elected to physically settle the FSAs under its ATM offering program as of April 24, 2026, by delivering shares of common stock, cash proceeds would have been approximately $154 million. IDACORP may elect to settle the outstanding FSAs under its ATM offering program at any time, up to their maturity date of March 31, 2027.

Pursuant to the FSAs executed independent of the ATM offering program by IDACORP in May 2025, if IDACORP had elected to physically settle these FSAs as of April 24, 2026, by delivering shares of common stock, the aggregate cash proceeds would have been approximately $561 million. IDACORP may elect to settle these FSAs at any time, up to their maturity date of November 9, 2026.

Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In February and March 2024, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At March 31, 2026, $150 million remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the condensed consolidated financial statements included in this report.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands of dollars).

	March 31, 2026		December 31, 2025
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Net balance available	$100,000	$400,000	$100,000	$400,000
(1) Holding company only.

On April 24, 2026, IDACORP and Idaho Power had no loans outstanding under their respective revolving credit facilities and had no commercial paper outstanding.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. The following table outlines the ratings of IDACORP's and Idaho Power’s securities, and the ratings outlook, by Moody's Investors Service and Standard & Poor’s Ratings Services as of the date of this report:

	Moody's		Standard & Poor's
	IDACORP	Idaho Power	IDACORP	Idaho Power
Rating Outlook	Stable	Stable	Stable	Stable
Issuer Rating/Corporate	Baa3	Baa2	BBB	BBB
First Mortgage Bonds	None	A3
Senior Secured Debt	None	A3	None	A-
Commercial Paper/Short-Term	P-3	P-2	A-2	A-2

Credit ratings can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In March 2026, Moody's rating for IDACORP was downgraded to Baa3 for long-term issuer rating and P-3 short-term commercial paper rating with a revised outlook of stable. At that time, Moody's rating for Idaho Power was downgraded to Baa2 for long-term issuer rating, A3 for first mortgage bonds, and A3 for senior secured debt with a revised outlook of stable. Moody's credit ratings of Baa3 and above are widely considered to be investment grade, or prime, ratings. The security ratings above reflect the views of Moody's or Standard & Poor's, as applicable. An explanation of the significance of these ratings may be obtained from the applicable rating agency. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s from those included in the 2025 Annual Report. Such ratings are not a recommendation to buy, sell, or hold securities.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties, which are discussed further in Part I - Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this report.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $361 million during the three months ended March 31, 2026. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2026 (including amounts incurred to-date) through 2030 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Actual expenditures and their timing could differ substantially from the estimates in the table due to factors such as Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2026	2027	2028-2030
Expected capital expenditures (excluding AFUDC), in billions of dollars	$1.3 - $1.5	$1.4 - $1.6	$3.6 - $4.1

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - MD&A - "Capital Requirements" in the 2025 Annual Report. The discussion below should be read in conjunction with that report.

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
•received IPUC approval for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant; and
•submitted an application to the IPUC for a CPCN for two natural gas-fueled power plants of 222 MW and 430 MW.

The capital requirements table above includes capital expenditures of more than $1.7 billion from 2026 through 2030 for resource additions to address projected energy and capacity deficits in those years and beyond. Included in this amount are estimates of costs of resource additions for which Idaho Power has received CPCNs or has requested a CPCN for the resource. Idaho Power continues to evaluate resource needs and outstanding RFPs. Actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures, depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under PPAs or similar agreements, and the outcome of regulatory proceedings.

B2H Transmission Line: The B2H line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Idaho Power began construction in June 2025 and, based on the anticipated construction schedule as of the date of this report, expects the in-service date for the transmission line will be in late 2027.

Idaho Power's ownership interest in the project is approximately 45 percent, while PacifiCorp's ownership interest in the project is approximately 55 percent. Idaho Power has spent approximately $775 million, including Idaho Power's AFUDC, on the B2H project through March 31, 2026. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $408 million in reimbursement as of March 31, 2026, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, Oregon's Energy Facility Siting Council approved Idaho Power's site certificate in 2022 followed by a final order and two amendments to the site certificate, both contested but upheld in subsequent judicial proceedings. In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, three parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H, but in November 2025, the OPUC upheld the B2H CPCN. Those parties have now filed three complaints in the Baker County and Union County Circuit Courts challenging the OPUC decision. These cases remain pending. In addition, in September 2025, two parties filed complaints in Morrow County Circuit Court alleging that the Oregon Department of Energy and the Oregon Energy Facility Siting Council improperly processed modifications of the Fire Protection and Suppression Plan. The court granted Idaho Power's and the Oregon Department of Energy's motion to dismiss the complaints in a letter order on April 19, 2026.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $415 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining material procurement and construction of the project.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. Idaho Power and PacifiCorp are parties to a joint funding agreement for permitting of the project. Idaho Power has expended approximately $97 million, including Idaho Power's AFUDC, for its share of the project through March 31, 2026.

The permitting phase of the GWW project was subject to review and approval of the Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In 2020 and 2024, PacifiCorp completed construction and commissioned segments of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of approximately 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Idaho Power has an ownership interest in four segments within this area, totaling approximately 330 miles of new line.

Current permitting and pre-construction activities are focused on the segment of line between the Hemingway substation and the Midpoint substation near Jerome, Idaho. On April 3, 2026, Idaho Power and PacifiCorp filed a joint request that the IPUC grant both companies a CPCN for this segment of the line. Idaho Power is the majority owner of the approximately 130-mile segment, and, as of the date of this report, Idaho Power estimates the total cost for its share of this segment and the associated substation work to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $790 million of Idaho Power's share of estimated costs (excluding AFUDC) for the remaining permitting and construction phases of the project based on Idaho Power's assumption that it may commence construction of this segment during that time period. Idaho Power expects the in-service date for this section of line or a portion of this segment will be 2028 or later. Idaho Power and PacifiCorp continue to coordinate the timing of next steps of the remaining co-owned segments to best meet customer and system needs, including potentially modifying the ownership structure of a few segments of the project.

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a planned 285-mile high-voltage transmission line between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power expects construction of the project to commence in 2026 and to be completed in 2028 or thereafter. Idaho Power is responsible for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term. In December 2025, the IPUC issued its order approving a CPCN for the project. SWIP-N has received various required governmental approvals, including from the FERC and the Public Utilities Commission of Nevada, while certain other approvals and permits remain in process.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution to its defined benefit pension plan required in 2026, and during the three months ended March 31, 2026, Idaho Power has made no contributions. Idaho Power may contribute up to $30 million in 2026 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the three months ended March 31, 2026, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in the MD&A in the 2025 Annual Report.

REGULATORY MATTERS

Introduction

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, OPUC, and FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, OPUC, and WPSC as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has been granted the authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its Open Access Transmission Tariff. Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability, among other items.

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors.

Idaho Power's most recent general rate case in Idaho was filed in 2025 and resolved by the 2025 Settlement Stipulation, which the IPUC approved in December 2025 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2026. Previously, in 2024, Idaho Power filed a limited-issue rate case in Idaho (2024 Idaho Limited-Issue Rate Case), which the IPUC resolved through its order issued in December 2024 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2025. In 2023, Idaho Power's general rate case in Idaho was resolved by the IPUC's approval of the 2023 Settlement Stipulation in December 2023 for rates that went into effect for Idaho-jurisdiction customers on January 1, 2024. Idaho Power's most recently concluded general rate case in Oregon was resolved by the OPUC's approval of settlement stipulations in September 2024 for rates that went into effect for Oregon-jurisdiction customers on October 15, 2024. Refer to Note 3 - "Regulatory

Matters" to the consolidated financial statements included in the 2025 Annual Report for additional information relating to the 2025 Settlement Stipulation, 2024 Idaho Limited-Issue Rate Case, 2023 Idaho general rate case, and Oregon general rate case.

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

The outcomes of significant proceedings are described in part in this report and further in the 2025 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2025 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate or Revenue Changes

During 2025 and 2026, Idaho Power has filed applications requesting orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	Filed April 15, 2026; Pending	$51.6 million PCA increase for the period from June 1, 2026 to May 31, 2027	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase is primarily attributable to a decrease in forecast hydroelectric generation for the April 2026 to March 2027 forecast period.
FCA - Idaho	Filed March 13, 2026; Pending	$5.1 million FCA increase for the period from June 1, 2026 to May 31, 2027	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	Filed October 31, 2025; Pending	$1.5 million APCU increase for the period from June 1, 2026 to May 31, 2027	The rate increase reflects a decrease in expected net power supply expense for the March forecast combined with an increase in normalized net power supply expense for the October update.
PCAM - Oregon	Filed February 27, 2026; Pending	$1.9 million PCAM increase for the period from June 1, 2026 to May 31, 2027	The Oregon power cost adjustment mechanism (PCAM) allows Idaho Power to recover or refund differences between actual net power supply costs and those included in rates, subject to applicable deadbands and an earnings test. The PCAM also includes the amortization of certain authorized deferrals.
(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulations

The 2025 Settlement Stipulation, 2023 Settlement Stipulation, and 2018 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC, subject to an annual cap of $55 million, in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2026 Idaho ROE, in the first quarter of 2026, Idaho Power recorded $6.3 million in additional ADITC amortization under the settlement stipulations.

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

With the exception of power supply expenses incurred under PURPA, expenses under export credit mechanisms, a battery storage lease, and certain demand response program costs that are passed through to customers substantially in full, the PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

The following table summarizes the change in accrued net power supply costs (in millions of dollars).

	Idaho	Oregon	Total
Balance at December 31, 2025	$(41.0)	$(1.4)	$(42.4)
Current period net power supply costs accrued	(2.4)	—	(2.4)
Prior amounts refunded through rates	11.5	0.1	11.6
Renewable energy credit sales	(35.8)	(1.5)	(37.3)
Interest and other	(0.6)	—	(0.6)
Balance at March 31, 2026	$(68.3)	$(2.8)	$(71.1)

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2025, which identified the need for resources to meet projected capacity deficits in the near-term. The OPUC and IPUC acknowledged the 2025 IRP in December 2025 and February 2026, respectively.

In September 2025, Idaho Power filed an application with the IPUC for an order (1) approving the 25-year PPA with Blacks Creek Energy Center, LLC supplying 80 MW of output to Idaho Power and (2) acknowledging that the resulting expenses associated with the PPA are prudently incurred for ratemaking purposes. In March 2026, the IPUC approved the PPA and deemed the resulting expenses associated with the PPA prudently incurred.

In September 2025, Idaho Power filed an application with the IPUC for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant to meet an identified capacity deficit in 2028, as well as confirmation and approval by the IPUC of accrued AFUDC in connection with the project prior to the issuance of the CPCN. In March 2026, the IPUC approved the application.

In February 2026, Idaho Power filed an application with the IPUC to approve an all-source RFP to procure resources for Idaho Power's anticipated energy and capacity needs as early as 2031 and into 2032. In April 2026, the IPUC approved the application with certain modifications from Idaho Power's initial application.

In March 2026, Idaho Power filed an application with the IPUC for a CPCN for the South Hills Power Plant, a 222 MW natural gas-fueled facility to meet an identified capacity deficit in 2029 and a CPCN for the Peregrine Power Plant, a 430 MW natural gas-fueled facility to meet an identified capacity deficit in 2030, as well as confirmation and approval by the IPUC of AFUDC accrued for each of the projects prior to the issuance of a CPCN. As of the date of this report, the case remains pending.

On April 3, 2026, Idaho Power and PacifiCorp filed a joint application with the IPUC to grant a CPCN to each of Idaho Power and PacifiCorp for Segment E-8 of GWW, an approximately 133-mile section of GWW jointly owned by Idaho Power and PacifiCorp that will run from the Midpoint substation near Jerome, Idaho, to the Hemingway substation near Boise, Idaho. As of the date of this report, the case remains pending.

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

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2025 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) under section 7 of the ESA. The FERC issued the draft supplemental EIS in January 2026. As part of issuing the draft supplemental EIS, the FERC also requested that USFWS and NMFS initiate formal consultation under section 7 of the ESA, indicating that it considered the draft supplemental EIS its biological assessment. The FERC's most recently issued schedule for the supplemental EIS has a target date of September 2026 for issuance of the final supplemental EIS.

Relicensing costs of $547 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2026. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $38.5 million of AFUDC annually relating to relicensing of the HCC project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2026, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $294 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2025, as established by a previous IPUC order, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures from January 1, 2016 through year-end 2025 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. As of the date of this report, the case remains pending.

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

Idaho Power's previous license at American Falls expired in February 2025 and was renewed automatically at that time and again in February 2026 for one year periods on the same terms and conditions as its prior license. The annual license is effective until February 28, 2027, and will continue with annual renewals automatically until the FERC issues a new license for the American Falls facility. As of the date of this report, Idaho Power anticipates the FERC will issue a new license for this facility in 2026.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's co-owned coal and natural gas-fired power plants and its three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation or conversion to natural gas, as the cost of compliance makes coal plants uneconomical to operate. The decision to end coal-fired operations at Idaho Power’s jointly-owned gas-fired generating plant in Valmy, Nevada was based in part on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - "Business - Utility Operations - Environmental Regulation and Costs" in the 2025 Annual Report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2026 to 2028. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2028, though they could be substantial.

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - MD&A - "Environmental Matters" and MD&A - "Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2025 Annual Report. Recent developments in certain environmental matters relevant to Idaho Power are described below.

EPA Regulatory Actions

In March 2025, the EPA announced a set of proposed regulatory actions relating to environmental laws and regulations, many of which will impact Idaho Power if they are implemented. The proposed regulatory actions relate to the following laws and regulations, among others: the EPA's 2009 endangerment finding regarding six greenhouse gases; the Clean Air Act Section 111 rulemaking for new and existing generation units (also known as the Clean Power Plan 2.0); the Mercury and Air Toxics Standards (MATS Rule); the Greenhouse Gas Reporting Program; effluent limitations guidelines and standards for the Steam Electric Power Generating Industry; the National Ambient Air Quality Standards for Particulate Matter (PM2.5); the Regional Haze Program; the “Good Neighbor Plan” and related State Implementation Plans; the coal ash program; and the definition of "Waters of the United States," which impacts applicability of the CWA to certain wetlands and water bodies.

As described in the 2025 Annual Report, the EPA has published proposed rules for several of the items mentioned in its March 2025 announcement. On April 13, 2026, the EPA published proposed rules to amend several provisions of the federal regulations governing the disposal of coal ash, also known as coal combustion residuals or CCR. Each of the published proposed rules is subject to public comment and remains pending as of the date of this report.

In February 2026, the EPA finalized the following:

•a rule rescinding the EPA's 2009 greenhouse gas endangerment finding; and
•the repeal of certain amendments to the MATS Rule, including the revised filterable particulate matter (fPM) emission standard; the revised fPM emission standard compliance demonstration requirements; and the revised mercury emission standard for lignite-fired electric utility steam generating units.

Idaho Power will continue to actively monitor EPA's proposals and any other pending or potential environmental regulations related to environmental matters that may have an impact on its future operations. Given uncertainties regarding the outcome and timing for these EPA proposals, Idaho Power is unable to estimate the impact on Idaho Power of any such proposals. Idaho Power does not expect any near-term impact on its plans or operations as a result of the rescission of the endangerment finding and the amendments to the MATS Rule but will continue to monitor any potential effects.

OTHER MATTERS

Idaho's Wildfire Standard of Care Act

In April 2025, Idaho enacted the Wildfire Standard of Care Act (Idaho Code § 61-1801 through 1808), which became effective in July 2025. The Act requires Idaho electric public utilities to prepare WMPs annually to mitigate wildfire risk, submit the plans to the IPUC for review and approval, and implement the plans upon IPUC approval. An electric utility's WMP approved by the IPUC establishes the utility's duty to its shareholders and the public with respect to wildfire risk. Idaho Power filed its WMP with the IPUC in October 2025, and in April 2026, the IPUC approved the WMP.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2025 Annual Report.

Recently Issued Accounting Pronouncements

For discussion of new and recently adopted accounting pronouncements, see Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2025, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2026. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2026, IDACORP had no variable rate debt.

Fixed Rate Debt: As of March 31, 2026, IDACORP had $3.8 billion in fixed rate debt, with a fair value of approximately $3.6 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $403 million if market interest rates were to decline by one percentage point from their March 31, 2026 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2026, Idaho Power posted $28 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of March 31, 2026, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $32 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 12 - "Benefit Plans" to the consolidated financial statements included in the 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2026, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2026, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 – “Contingencies” to the condensed consolidated financial statements included in this report. SEC regulations require IDACORP and Idaho Power to disclose certain information about proceedings arising under federal, state or local environmental provisions if the companies reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, the companies use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in the 2025 Annual Report, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

The following table presents IDACORP's repurchases of its common stock during the quarter ended March 31, 2026:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	1,921	142.45	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Total	1,921	$142.45	—	—
(1) These shares were repurchased in an open-market transaction to satisfy a pre-existing obligation to a former director related to deferred stock units and reinvested dividend equivalents awarded and accumulated under the IDACORP, Inc. Non-Employee Directors Stock Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026:

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

IDACORP, INC.
(Registrant)

Date:	April 30, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	April 30, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	April 30, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	April 30, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer