Form 10-Q
period 2026-06-30
IDACORP INC; IDAHO POWER CO
filed 2026-07-30
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of July 24, 2026:

IDACORP, Inc.:	57,842,043	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	Idaho ROE	-	Idaho-jurisdiction return on year-end equity
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
2024 ATM	-	ATM established in May 2024	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2025 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2025	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
2025 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2025 Idaho general rate case	IPUC	-	Idaho Public Utilities Commission
2026 ATM	-	ATM established in May 2026	IRP	-	Integrated Resource Plan
ADITC	-	Accumulated Deferred Investment Tax Credits	Jim Bridger plant	-	Idaho Power's jointly-owned coal- and gas-fired Jim Bridger power plant
AFUDC	-	Allowance for Funds Used During Construction	Large contract customer	-	Industrial customers demanding over 20 MW of load, served under individual, commission-approved energy service agreements
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual power cost update	MMBtu	-	Million British Thermal Units
ATM	-	At-the-market equity offering program	MW	-	Megawatt
B2H	-	Boardman-to-Hemingway, a high-voltage transmission line project	MWh	-	Megawatt-hour
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NAV	-	Net asset value
BLM	-	U.S. Bureau of Land Management	NEPA	-	National Environmental Policy Act
CPCN	-	Certificate of Public Convenience and Necessity	O&M	-	Operations and Maintenance
CWA	-	Clean Water Act	OATT	-	Open Access Transmission Tariff
EIS	-	Environmental Impact Statement	OPUC	-	Public Utility Commission of Oregon
EPA	-	U.S. Environmental Protection Agency	Oregon Sale	-	The sale of Idaho Power's Oregon electric distribution business and certain Oregon transmission assets to OTEC
ESA	-	Endangered Species Act	OTEC	-	Oregon Trail Electric Consumers Cooperative, Inc.
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	PPA	-	Power purchase agreement
FERC	-	Federal Energy Regulatory Commission	PURPA	-	Public Utility Regulatory Policies Act of 1978, as amended
FSA	-	Forward sale agreement	RFP	-	Request for proposals
GAAP	-	Accounting principles generally accepted in the United States of America	SEC	-	U.S. Securities and Exchange Commission
GWW	-	Gateway West, a high-voltage transmission line project	SMSP	-	Security Plans for Senior Management Employees I and II
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SWIP-N	-	Southwest Intertie Project-North, a high-voltage transmission line project
IDACORP	-	IDACORP, Inc., an Idaho corporation	WMP	-	Wildfire Mitigation Plan
Idaho Power	-	Idaho Power Company, an Idaho corporation	WPSC	-	Wyoming Public Service Commission

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
•the rapid addition of new industrial customer load, uncertainty of forecasted power usage ramp rates or volumes, and the volatility and timing of that new load demand and revenues, resulting in increased risks of power demand potentially exceeding available supply and revenue, cash flow, and earnings volatility;
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
•accidents, electrical contacts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, infrastructure failures, general system damage or dysfunction, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages; reduce generating output; damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, loss of life, or other losses; or result in the imposition of fines and penalties;
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
•remediation costs associated with planned cessation of coal-fired operations at Idaho Power's co-owned coal plant;
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

AVAILABLE INFORMATION
Investors and others should note that IDACORP and Idaho Power announce material information about their business through a variety of means, including filings with the SEC, press releases, public conference calls, and webcasts. The companies use these channels to achieve broad, non-exclusionary distribution of information to the public. Therefore, IDACORP and Idaho Power encourage investors, the media, and others interested in the companies to review the information the companies make available through such channels. IDACORP's website is idacorpinc.com and Idaho Power's website is idahopower.com. The contents of these websites are not part of this report.
Those interested in IDACORP and Idaho Power may also wish to refer to the websites of the IPUC and OPUC at puc.idaho.gov and oregon.gov/puc, respectively, to review documents filed by IDACORP, Idaho Power, and third parties with, and issued by, the respective commissions. The contents of these websites are not part of this report.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands of dollars or shares, except for per share amounts)
Operating Revenues:
Electric utility revenues	$468,673	$449,672	$871,435	$881,625
Other	1,125	1,208	1,775	1,713
Total operating revenues	469,798	450,880	873,210	883,338

Operating Expenses:
Electric utility:
Purchased power	90,455	88,777	155,536	162,887
Fuel expense	28,323	34,845	92,052	104,246
Power cost adjustment	8,892	28,577	(401)	76,262
Other operations and maintenance	133,668	121,966	259,794	234,973
Energy efficiency programs	6,111	6,115	12,282	11,348
Depreciation and amortization	66,344	61,128	131,863	120,913
Other electric utility operating expenses, net	4,334	8,263	8,464	15,943
Total electric utility operating expenses	338,127	349,671	659,590	726,572
Other	1,167	636	1,907	1,264
Total operating expenses	339,294	350,307	661,497	727,836

Operating Income	130,504	100,573	211,713	155,502

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(18,456)	(15,166)	(38,060)	(29,608)
Earnings of unconsolidated equity-method investments	(1,244)	(1,306)	(1,990)	(2,024)
Interest on long-term debt and finance leases	50,382	44,321	98,155	82,489
Other interest	7,809	7,368	15,161	13,849
Allowance for borrowed funds used during construction	(10,779)	(9,217)	(21,751)	(16,867)
Other income, net	(14,306)	(14,872)	(25,369)	(28,977)
Total nonoperating expense, net	13,406	11,128	26,146	18,862

Income Before Income Taxes	117,098	89,445	185,567	136,640

Income Tax Expense (Benefit)	14,229	(6,681)	14,640	(19,147)

Net Income	102,869	96,126	170,927	155,787
Income attributable to noncontrolling interests	(292)	(345)	(369)	(359)
Net Income Attributable to IDACORP, Inc.	$102,577	$95,781	$170,558	$155,428

Weighted Average Common Shares Outstanding - Basic	55,782	54,159	55,405	54,135
Weighted Average Common Shares Outstanding - Diluted	57,229	54,380	56,767	54,249
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.84	$1.77	$3.08	$2.87
Earnings Attributable to IDACORP, Inc. - Diluted	$1.79	$1.76	$3.00	$2.87

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Net Income	$102,869	$96,126	$170,927	$155,787
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $73, $57, $148, and $245, respectively	222	171	443	111
Total Comprehensive Income	103,091	96,297	171,370	155,898
Comprehensive income attributable to noncontrolling interests	(292)	(345)	(369)	(359)
Comprehensive Income Attributable to IDACORP, Inc.	$102,799	$95,952	$171,001	$155,539

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$83,644	$215,718
Receivables:
Customer (net of allowance of $3,531 and $3,788, respectively)	111,739	97,724
Other (net of allowance of $436 and $637, respectively)	59,293	37,764
Income taxes receivable	—	8,669
Accrued unbilled receivables	157,446	79,931
Materials and supplies (at average cost)	202,809	201,896
Fuel stock (at average cost)	25,561	24,455
Prepayments	39,297	30,579
Current regulatory assets	134,728	136,665
Assets held for sale	129,667	—
Other	411	3
Total current assets	944,595	833,404
Investments	157,199	155,002
Property, Plant, and Equipment:
Utility plant in service	8,690,873	8,249,106
Accumulated provision for depreciation	(2,619,650)	(2,599,465)
Utility plant in service - net	6,071,223	5,649,641
Construction work in progress	1,819,351	1,740,809
Finance lease right-of-use assets	213,947	219,612
Utility plant held for future use	17,399	19,781
Other property, net of accumulated depreciation	36,296	18,103
Property, plant, and equipment - net	8,158,216	7,647,946
Other Assets:
Company-owned life insurance	113,011	105,306
Regulatory assets	1,428,279	1,427,793
Other	64,864	55,986
Total other assets	1,606,154	1,589,085
Total	$10,866,164	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
	(in thousands of dollars or shares)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$116,300
Accounts payable	341,287	344,870
Taxes accrued	24,954	7,532
Interest accrued	55,277	49,547
Accrued compensation	61,540	77,245
Current regulatory liabilities	71,752	21,089
Advances from customers	208,268	201,743
Liabilities held for sale	9,170	—
Other	69,749	79,509
Total current liabilities	958,297	897,835
Other Liabilities:
Deferred income taxes	797,548	802,885
Regulatory liabilities	1,028,837	1,031,062
Pension and other postretirement benefits	145,962	137,406
Finance lease liabilities	213,560	216,695
Other	262,248	229,830
Total other liabilities	2,448,155	2,417,878
Long-Term Debt	3,677,926	3,331,038
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 56,115 and 54,859 shares issued and outstanding, respectively)	1,431,553	1,301,907
Retained earnings	2,357,553	2,284,911
Accumulated other comprehensive loss	(14,501)	(14,944)
Total IDACORP, Inc. shareholders’ equity	3,774,605	3,571,874
Noncontrolling interests	7,181	6,812
Total equity	3,781,786	3,578,686
Total	$10,866,164	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$170,927	$155,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,805	123,556
Deferred income taxes and investment tax credits	(6,014)	(45,251)
Changes in regulatory assets and liabilities	13,180	100,003
Pension and postretirement benefit plan expense	22,494	22,608
Contributions to pension and postretirement benefit plans	(4,135)	(2,864)
Earnings of equity-method investments	(1,990)	(2,024)
Distributions from equity-method investments	—	950
Allowance for equity funds used during construction	(38,060)	(29,608)
Other non-cash adjustments to net income, net	3,227	5,238
Change in:
Accounts receivable and unbilled receivables	(96,112)	(28,617)
Prepayments	(11,643)	8,428
Materials, supplies, and fuel stock	(2,019)	(4,803)
Accounts and wages payable	(39,147)	(47,396)
Taxes accrued/receivable	26,091	37,508
Other assets and liabilities	5,431	7,713
Net cash provided by operating activities	179,035	301,228
Investing Activities:
Additions to property, plant, and equipment, net	(808,035)	(534,629)
Payments received from transmission project joint funding partners	105,309	62,022
Proceeds from the sale of renewable energy certificates	32,138	6,290
Other	(8,742)	(7,379)
Net cash used in investing activities	(679,330)	(473,696)
Financing Activities:
Issuance of long-term debt	350,000	400,000
Discount on issuance of long-term debt	(854)	(3,072)
Retirement of long-term debt	—	(19,885)
Payments on finance lease liabilities	(2,942)	(729)
Dividends on common stock	(98,034)	(93,461)
Issuance of common stock	129,357	3,054
Tax withholdings on net settlements of share-based awards	(6,118)	(3,294)
Other	(3,188)	(4,522)
Net cash provided by financing activities	368,221	278,091
Net (decrease) increase in cash and cash equivalents	(132,074)	105,623
Cash and cash equivalents at beginning of the period	215,718	368,865
Cash and cash equivalents at end of the period	$83,644	$474,488
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$72,256	$61,414
Non-cash investing and financing activities:
Additions to property, plant, and equipment in accounts payable	$238,732	$168,635
Right-of-use asset obtained in exchange for finance lease liability	$—	$226,618

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands of dollars)
Common Stock
Balance at beginning of period	$1,352,535	$1,197,493	$1,301,907	$1,194,998
Issuance	76,427	1,504	129,357	3,054
Share-based compensation expense	2,735	2,476	6,549	6,675
Tax withholdings on net settlements of share-based awards	(20)	—	(6,118)	(3,294)
Other	(124)	(99)	(142)	(59)
Balance at end of period	1,431,553	1,201,374	1,431,553	1,201,374
Retained Earnings
Balance at beginning of period	2,304,032	2,162,499	2,284,911	2,149,548
Net income attributable to IDACORP, Inc.	102,577	95,781	170,558	155,428
Common stock dividends ($0.88, $0.86, $1.76, and $1.72 per share, respectively)	(49,056)	(46,766)	(97,916)	(93,462)
Balance at end of period	2,357,553	2,211,514	2,357,553	2,211,514
Accumulated Other Comprehensive Loss
Balance at beginning of period	(14,723)	(13,652)	(14,944)	(13,592)
Unfunded pension liability adjustment (net of tax)	222	171	443	111
Balance at end of period	(14,501)	(13,481)	(14,501)	(13,481)
Total IDACORP, Inc. shareholders’ equity at end of period	3,774,605	3,399,407	3,774,605	3,399,407
Noncontrolling Interests
Balance at beginning of period	6,889	7,015	6,812	7,001
Net income attributable to noncontrolling interests	292	345	369	359
Balance at end of period	7,181	7,360	7,181	7,360
Total equity at end of period	$3,781,786	$3,406,767	$3,781,786	$3,406,767

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Operating Revenues	$468,673	$449,672	$871,435	$881,625

Operating Expenses:
Operation:
Purchased power	90,455	88,777	155,536	162,887
Fuel expense	28,323	34,845	92,052	104,246
Power cost adjustment	8,892	28,577	(401)	76,262
Other operations and maintenance	133,668	121,966	259,794	234,973
Energy efficiency programs	6,111	6,115	12,282	11,348
Depreciation and amortization	66,344	61,128	131,863	120,913
Other operating expenses, net	4,334	8,263	8,464	15,943
Total operating expenses	338,127	349,671	659,590	726,572

Operating Income	130,546	100,001	211,845	155,053

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(18,456)	(15,166)	(38,060)	(29,608)
Earnings of unconsolidated equity-method investments	(591)	(504)	(1,422)	(1,154)
Interest on long-term debt and finance leases	50,382	44,321	98,155	82,489
Other interest	7,748	7,281	15,023	13,602
Allowance for borrowed funds used during construction	(10,779)	(9,217)	(21,751)	(16,867)
Other income, net	(13,845)	(12,805)	(23,798)	(24,970)
Total nonoperating expense, net	14,459	13,910	28,147	23,492

Income Before Income Taxes	116,087	86,091	183,698	131,561

Income Tax Expense (Benefit)	14,811	(6,747)	15,764	(19,405)

Net Income	$101,276	$92,838	$167,934	$150,966

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Net Income	$101,276	$92,838	$167,934	$150,966
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $73, $57, $148, and $245 respectively	222	171	443	111
Total Comprehensive Income	$101,498	$93,009	$168,377	$151,077

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$49,894	$119,111
Receivables:
Customer (net of allowance of $3,531 and $3,788, respectively)	111,739	97,724
Other (net of allowance of $436 and $637, respectively)	96,900	37,108
Income taxes receivable	—	1,294
Accrued unbilled receivables	157,446	79,931
Materials and supplies (at average cost)	202,809	201,896
Fuel stock (at average cost)	25,561	24,455
Prepayments	39,160	30,447
Current regulatory assets	134,728	136,665
Assets held for sale	129,667	—
Other	411	3
Total current assets	948,315	728,634
Investments	93,377	89,103
Property, Plant, and Equipment:
Utility plant in service	8,690,873	8,249,106
Accumulated provision for depreciation	(2,619,650)	(2,599,465)
Utility plant in service - net	6,071,223	5,649,641
Construction work in progress	1,819,351	1,740,809
Finance lease right-of-use assets	213,947	219,612
Plant held for future use	17,399	19,781
Other property	24,967	6,715
Property, plant, and equipment, net	8,146,887	7,636,558
Other Assets:
Company-owned life insurance	113,011	105,306
Regulatory assets	1,428,279	1,427,793
Other	58,497	49,502
Total other assets	1,599,787	1,582,601
Total	$10,788,366	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
	(in thousands of dollars or shares, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$116,300	$116,300
Accounts payable	340,985	342,501
Accounts payable to affiliates	500	3,555
Taxes accrued	73,451	7,532
Interest accrued	55,277	49,547
Accrued compensation	61,302	76,912
Current regulatory liabilities	71,752	21,089
Advances from customers	208,268	201,743
Liabilities held for sale	9,170	—
Other	58,052	64,209
Total current liabilities	995,057	883,388
Other Liabilities:
Deferred income taxes	795,678	800,939
Regulatory liabilities	1,028,837	1,031,062
Pension and other postretirement benefits	145,962	137,406
Finance lease liabilities	213,560	216,695
Other	258,892	224,375
Total other liabilities	2,442,929	2,410,477
Long-Term Debt	3,677,926	3,331,038
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	1,297,258	1,107,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,293,917	2,223,899
Accumulated other comprehensive loss	(14,501)	(14,944)
Total equity	3,672,454	3,411,993
Total	$10,788,366	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$167,934	$150,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,506	123,259
Deferred income taxes and investment tax credits	(9,511)	(49,199)
Changes in regulatory assets and liabilities	13,180	100,003
Pension and postretirement benefit plan expense	22,494	22,608
Contributions to pension and postretirement benefit plans	(4,135)	(2,864)
Earnings of equity-method investments	(1,422)	(1,154)
Distributions from equity-method investments	—	950
Allowance for equity funds used during construction	(38,060)	(29,608)
Other non-cash adjustments to net income, net	(2,961)	(1,676)
Change in:
Accounts receivable and unbilled receivables	(97,555)	(29,285)
Prepayments	(11,638)	8,433
Materials, supplies, and fuel stock	(2,019)	(4,803)
Accounts and wages payable	(77,044)	(39,719)
Taxes accrued/receivable	67,213	42,233
Other assets and liabilities	5,602	7,848
Net cash provided by operating activities	168,584	297,992
Investing Activities:
Additions to utility plant, net	(807,767)	(534,500)
Payments received from transmission project joint funding partners	105,309	62,022
Proceeds from the sale of renewable energy certificates	32,138	6,290
Other	(2,681)	1,983
Net cash used in investing activities	(673,001)	(464,205)
Financing Activities:
Issuance of long-term debt	350,000	400,000
Discount on issuance of long-term debt	(854)	(3,072)
Retirement of long-term debt	—	(19,885)
Payments on finance lease liabilities	(2,942)	(729)
Dividends on common stock	(98,080)	(93,544)
Capital contribution from parent	190,000	—
Other	(2,924)	(4,245)
Net cash provided by financing activities	435,200	278,525
Net (decrease) increase in cash and cash equivalents	(69,217)	112,312
Cash and cash equivalents at beginning of the period	119,111	188,916
Cash and cash equivalents at end of the period	$49,894	$301,228
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$72,118	$61,167
Non-cash investing and financing activities:
Additions to utility plant in accounts payable	$238,732	$168,635
Right-of-use asset obtained in exchange for finance lease liability	$—	$226,618

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of June 30, 2026, condensed consolidated statements of income for the three months and six months ended June 30, 2026 and 2025, and condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2025 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued Accounting Standards Update (ASU) 2026-02, Environmental Credits and Environmental Credit Obligations, which establishes accounting requirements for environmental credits and environmental obligations, including their recognition, measurement, presentation, and disclosure. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The provisions of this ASU are required to be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on their respective condensed consolidated financial statements.

Other than those described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in the 2025 Annual Report and discussed above, there have been no additional recently issued accounting pronouncements that have not yet been adopted and are expected to have a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense (benefit) (in thousands of dollars):

	IDACORP		Idaho Power
	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income tax at statutory rates (federal and state)	$46,426	$34,196	$45,978	$32,928
Excess deferred income tax reversal	(3,248)	(4,862)	(3,248)	(4,862)
Other(1)	(22,288)	(11,981)	(20,716)	(10,971)
Income tax expense before ADITC	$20,890	$17,353	$22,014	$17,095
Additional ADITC amortization	(6,250)	(36,500)	(6,250)	(36,500)
Income tax expense (benefit)	$14,640	$(19,147)	$15,764	$(19,405)
Effective tax rate	7.9%	(14.0)%	8.6%	(14.8)%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information related to income taxes, including cash (refunded) paid for income taxes and cash (received from) paid to IDACORP related to income taxes, is presented below (in thousands of dollars):

	Six months ended June 30,
	2026	2025
IDACORP
Total cash (refunded) paid for income taxes	$(6,073)	$480

Idaho Power
Total cash (received from) paid to IDACORP related to income taxes	$(2,442)	$15,627

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

Based on its estimate of full-year 2026 Idaho ROE, for the three months and six months ended June 30, 2026, Idaho Power recorded zero and $6.3 million, respectively, in additional ADITC amortization under the 2025 Settlement Stipulation. Accordingly, as of June 30, 2026, approximately $156.3 million of additional ADITCs remained available for future use. Idaho Power recorded $17.2 million and $36.5 million, respectively, of additional ADITC amortization for the three months and six months ended June 30, 2025, based on its then-current estimate of full-year 2025 Idaho ROE.

Power Cost Adjustment Mechanisms

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power, less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or accrued as a credit on the balance sheets for future recovery or refund. The power supply costs deferred or accrued primarily result from changes in the levels of Idaho Power's own power generation, changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, and changes in fuel prices.

In May 2026, the IPUC issued an order approving a $51.3 million increase in PCA revenues as compared with the prior collection period, effective for the 2026-2027 PCA collection period from June 1, 2026 to May 31, 2027. The increase in PCA revenues is due primarily to a decrease in forecast hydroelectric generation for the April 2026 to March 2027 forecast period.

In May 2026, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its annual power cost adjustment mechanism in Oregon. The filing also requested recovery of 2025 incremental deferred wildfire mitigation costs. The settlement resulted in an increase of $1.9 million in Oregon-jurisdictional rates, effective June 1, 2026.

In May 2026, the OPUC approved a settlement stipulation between Idaho Power and intervening parties for its APCU in Oregon, resulting in an increase of $0.7 million in Oregon-jurisdictional revenues, effective June 1, 2026.

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

In May 2026, the IPUC issued an order approving Idaho Power's recovery of its 2025 FCA balance of $2.0 million, reflecting an increase in recovery from the FCA of $5.1 million as compared to the 2024 FCA regulatory liability balance of $3.1 million, over the period from June 1, 2026 to May 31, 2027.

Hells Canyon Complex Relicensing Costs

In July 2026, the IPUC approved Idaho Power's application for a determination that its HCC relicensing expenditures incurred from January 1, 2016, through December 31, 2025, were prudently incurred and are eligible for inclusion in retail rates in a future regulatory proceeding.

Wildfire Mitigation Cost Recovery

The 2025 Settlement Stipulation authorized Idaho Power to defer certain incremental O&M and insurance costs for wildfire mitigation efforts above the 2024 base through the earlier of the next general rate case or 2027. As of June 30, 2026, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $90.3 million, of which $68.1 million is approved to be amortized and currently collected in Idaho rates.

In December 2025, Idaho Power filed its 2026-2028 WMP with the OPUC along with an application requesting authorization to defer for future recovery an estimated $3.1 million of newly identified incremental costs expected to be incurred in 2026 associated with expanded wildfire mitigation efforts. In June 2026, the OPUC approved Idaho Power's 2026-2028 WMP. As of the date of this report, the case requesting deferral of incremental 2026 costs remains pending. As of June 30, 2026, Idaho Power’s deferral balance of Oregon-jurisdiction costs related to the WMP was $2.9 million, all of which is approved to be amortized and currently collected in Oregon rates.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$468,250	$449,313	$851,865	$860,456
Alternative revenue programs and other revenues	423	359	19,570	21,169
Total electric utility operating revenues	$468,673	$449,672	$871,435	$881,625

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Retail revenues:
Residential (includes $(153), $(2,876), $16,484, and $(5,069), respectively, related to the FCA)(1)	$168,764	$149,355	$372,360	$340,060
Commercial (includes $(10), $(36), $196, and $(80), respectively, related to the FCA)(1)	98,773	94,652	195,429	192,504
Industrial	76,081	64,840	145,684	133,446
Irrigation	97,306	92,370	99,247	93,482
Deferred revenue related to HCC relicensing AFUDC(2)	(8,521)	(1,930)	(17,635)	(3,993)
Total retail revenues	432,403	399,287	795,085	755,499
Less: FCA mechanism revenues(1)	163	2,912	(16,680)	5,149
Wholesale energy sales	3,559	15,376	8,371	34,924
Transmission wheeling-related revenues	15,547	16,325	32,871	35,768
Energy efficiency program revenues	6,110	6,115	12,282	11,348
Other revenues from contracts with customers	10,468	9,298	19,936	17,768
Total revenues from contracts with customers	$468,250	$449,313	$851,865	$860,456
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

The table below presents the FCA mechanism revenues and other revenues (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
FCA mechanism revenues	$(163)	$(2,912)	$16,680	$(5,149)
Derivative revenues	586	3,271	2,890	26,318
Total alternative revenue programs and other revenues	$423	$359	$19,570	$21,169

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Six months ended June 30,
	2026	2025
Balance at beginning of period	$3,788	$5,071
Additions to the allowance	1,008	1,431
Write-offs, net of recoveries	(1,265)	(1,920)
Balance at end of period	$3,531	$4,582
Allowance for uncollectible accounts as a percentage of customer receivables	3.1%	3.5%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 27, 2026, Idaho Power issued $350 million in aggregate principal amount of 4.85% first mortgage bonds, secured medium-term notes, Series O, maturing on March 1, 2036.

On July 15, 2026, Idaho Power repaid $116 million in aggregate principal amount of maturing 1.70% pollution control revenue bonds.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In June and July 2026, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.5 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through June 30, 2029, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At June 30, 2026, $1.5 billion was available for debt issuance under the IPUC and OPUC orders and $150 million remained available for debt issuance under the prior WPSC order, which subsequently increased to $1.5 billion in July 2026 when the WPSC issued its order.

Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture), limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2026, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.3 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of June 30, 2026, Idaho Power could issue approximately $1.7 billion of additional first mortgage bonds under that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2026, IDACORP issued an aggregate of 1,255,676 shares of common stock using original issuances of shares. IDACORP granted 71,855 restricted stock unit awards and issued 55,032 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 31,837 shares of common stock pursuant to director equity compensation plans. IDACORP issued 20,667 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan.

Effective July 1, 2026, IDACORP instructed the plan administrator of the Idaho Power Company Employee Savings Plan to use original issuance of common stock from IDACORP, as opposed to market purchases of IDACORP common stock, to acquire shares of IDACORP common stock for the plan. However, IDACORP may determine at any time to resume market purchases of common stock under the plan.

At-the-Market Offering Programs (2024 & 2026 ATM Series): On May 15, 2026, IDACORP entered into an Equity Distribution Agreement pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $600 million of shares of its common stock through the 2026 ATM, which includes the ability to enter into FSAs. At June 30, 2026, IDACORP had $337.4 million of remaining capacity under its 2026 ATM. Before the 2026 ATM became effective, IDACORP had available the 2024 ATM providing for the sale of up to an aggregate gross sales price of $300 million of shares of its common stock. Upon effectiveness of the 2026 ATM, the 2024 ATM terminated with respect to new issuances.

During the six months ended June 30, 2026, IDACORP executed FSAs under its 2024 ATM and 2026 ATM with various counterparties who borrowed and sold 2,995,502 shares of IDACORP’s common stock at an aggregate gross sales price of $418.0 million, including approximately $4.3 million in commissions and fees payable by IDACORP to the counterparties upon settlement.

At June 30, 2026, IDACORP had the following FSAs outstanding under its 2024 ATM and 2026 ATM (in thousands of dollars, except for shares and forward prices):

Maturity Date	ATM Series	Shares	Net Proceeds Available	Forward Price
March 31, 2027	2024	530,000	$74,104	$139.82
March 31, 2027	2024	245,830	34,763	141.41
March 31, 2027	2024	325,561	45,027	138.31
May 28, 2027	2026	534,111	74,490	139.46
May 28, 2027	2026	530,000	73,953	139.53
December 3, 2027	2026	830,000	112,460	135.49
Total / Weighted Average Forward Price		2,995,502	$414,797	$138.47

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

At June 30, 2026, IDACORP could have settled all its outstanding FSAs under the ATMs with physical delivery of 2,995,502 shares of common stock to the counterparties in exchange for cash of $414.8 million. At June 30, 2026, IDACORP could have settled the FSAs with net delivery to various counterparties of approximately $17.6 million of cash or approximately 121,620 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

During the six months ended June 30, 2026, IDACORP settled the following FSAs (in thousands of dollars, except for settlement shares and forward settlement prices):

Settlement Date	ATM Series	Settlement Shares	Net Cash Proceeds(1)	Forward Settlement Price
March 31, 2026	2024	198,086	$22,777	$114.99
March 31, 2026	2024	254,170	28,952	113.91
Total / Weighted Average Forward Settlement Price		452,256	$51,729	$114.38

(1) Settlement of the FSAs is recognized in IDACORP’s equity on the settlement date.

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

During the six months ended June 30, 2026, and through the date of this report, IDACORP settled the following FSAs under the 2025 Series (in thousands of dollars, except for settlement shares and forward settlement prices):

Settlement Date	Settlement Shares	Net Cash Proceeds(1)	Forward Settlement Price
May 28, 2026	695,884	$75,000	$107.78
July 13, 2026	1,726,727	186,775	108.17
Total / Weighted Average Forward Settlement Price	2,422,611	$261,775	$108.05

(1) Settlement of the FSAs is recognized in IDACORP’s equity on the settlement date.

At June 30, 2026, IDACORP could have settled the remaining outstanding FSAs with physical delivery of 4,484,296 shares of common stock to the counterparties in exchange for cash of $484.6 million. The FSAs could have also been settled at June 30, 2026, with delivery of approximately $162.0 million of cash or approximately 1,124,318 shares of common stock to the counterparties, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Share Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and six months ended June 30, 2026, approximately 1,291,000 and 1,236,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. For the three months and six months ended June 30, 2025, approximately 186,000 and 89,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information on IDACORP's diluted earnings per share.

Idaho Power Common Stock

During the three months and six months ended June 30, 2026, IDACORP contributed $100.0 million and $190.0 million, respectively, of additional capital to Idaho Power. On July 14, 2026, IDACORP contributed $186.8 million of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP, and IDACORP’s ability to pay dividends on its common stock, are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2026, the leverage ratios for IDACORP and Idaho Power, as defined in the credit facilities, were 53 percent and 52 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s potential dividends were limited to $1.5 billion at June 30, 2026. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2026, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2026, Idaho Power's common equity capital was 48 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share (in thousands of dollars or shares, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to IDACORP, Inc.	$102,577	$95,781	$170,558	$155,428
Denominator:
Weighted-average common shares outstanding - basic	55,782	54,159	55,405	54,135
Effect of dilutive securities(1)	1,447	221	1,362	114
Weighted-average common shares outstanding - diluted	57,229	54,380	56,767	54,249
Basic earnings per share	$1.84	$1.77	$3.08	$2.87
Diluted earnings per share	$1.79	$1.76	$3.00	$2.87
(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information on IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2026, Idaho Power entered into the following agreements:

•fuel-related agreements in April 2026, increasing its contractual purchase obligations by approximately $1.6 billion. This obligation commences in May 2030 and expires in May 2045;
•an agreement in May 2026 to replace expiring PPAs with a PURPA-qualifying hydropower facility, which increased Idaho Power's contractual purchase obligations by approximately $10.3 million over the 20-year term commencing in September 2026;
•a 200 MW solar facility PPA and an agreement to purchase the storage capacity from a 100 MW battery storage facility, both executed in May 2026 with a scheduled online date of May 2028, which collectively increased Idaho Power's contractual purchase obligations by approximately $796.2 million over their 20-year terms; and
•an agreement in June 2026 to acquire and own certain equipment and to receive related technical services, which increased Idaho Power's contractual purchase obligations by approximately $218.0 million through the first half of 2029.

Except as discussed above, during the six months ended June 30, 2026, IDACORP's and Idaho Power's contractual obligations outside the ordinary course of business did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2025 Annual Report.

In July 2026, Idaho Power entered into an agreement to extend an expiring PPA with a wind facility, which increased Idaho Power's contractual purchase obligations by approximately $94.6 million over the 5-year term commencing in January 2028.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $49.7 million at June 30, 2026, representing IERCo's one-third share of BCC's total reclamation obligation of $149.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2026, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2026, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2026 and 2025 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$8,030	$7,858	$240	$293	$143	$167	$8,413	$8,318
Interest cost	14,518	13,867	1,431	1,410	728	744	16,677	16,021
Expected return on plan assets	(18,529)	(17,234)	—	—	(452)	(443)	(18,981)	(17,677)
Amortization of prior service cost	1	1	55	56	274	343	330	400
Amortization of net loss	—	—	240	172	(426)	(443)	(186)	(271)
Net periodic benefit cost	4,020	4,492	1,966	1,931	267	368	6,253	6,791
Regulatory deferral of net periodic benefit cost(1)	(3,841)	(4,265)	—	—	—	—	(3,841)	(4,265)
Previously deferred pension costs recognized(1)	8,795	8,795	—	—	—	—	8,795	8,795
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,974	$9,022	$1,966	$1,931	$267	$368	$11,207	$11,321
(1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting, $9.7 million and $9.8 million, respectively, were recognized in "Other operations and maintenance" and $1.5 million and $1.5 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2026 and 2025.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2026 and 2025 (in thousands of dollars).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$16,337	$15,715	$480	$586	$331	$336	$17,148	$16,637
Interest cost	29,078	27,734	2,861	2,820	1,472	1,487	33,411	32,041
Expected return on plan assets	(37,078)	(34,469)	—	—	(907)	(893)	(37,985)	(35,362)
Amortization of prior service cost	3	3	111	111	549	687	663	801
Amortization of net loss	—	—	480	345	(844)	(883)	(364)	(538)
Net periodic benefit cost	8,340	8,983	3,932	3,862	601	734	12,873	13,579
Regulatory deferral of net periodic benefit cost(1)	(7,970)	(8,562)	—	—	—	—	(7,970)	(8,562)
Previously deferred pension costs recognized(1)	17,591	17,591	—	—	—	—	17,591	17,591
Net periodic benefit cost recognized for financial reporting(1)(2)	$17,961	$18,012	$3,932	$3,862	$601	$734	$22,494	$22,608
(1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting, $19.4 million and $19.6 million, respectively, were recognized in "Other operations and maintenance" and $3.1 million and $3.0 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2026 and 2025.

Idaho Power has no minimum contribution to its defined benefit pension plan required in 2026, and during the six months ended June 30, 2026, Idaho Power made no contributions. Idaho Power may contribute up to $30 million in 2026 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Financial swaps	Operating revenues	$—	$243	$871	$289
Financial swaps	Purchased power	(991)	50	(3,555)	(980)
Financial swaps	Fuel expense	(1,078)	(536)	(27,590)	(12,736)
Forward contracts	Operating revenues	23	25	58	391
Forward contracts	Purchased power	(23)	(25)	(58)	(470)
Forward contracts	Fuel expense	(2,053)	(228)	(2,392)	(831)
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

Credit Risk

At June 30, 2026, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2026, was $66.9 million. As of June 30, 2026, Idaho Power posted $53.5 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2026, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $32.6 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets (in thousands of dollars):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2026
Current:
Financial swaps	Other current assets	$333	$(125)	$208	$125	$(125)		$—
Financial swaps	Other current liabilities	3,089	(3,089)	—	38,901	(34,095)	(1)	4,806
Forward contracts	Other current liabilities	—	—	—	1,081	—		1,081
Long-term:
Financial swaps	Other liabilities	1,196	(1,196)	—	14,255	(7,137)	(2)	7,118
Forward contracts	Other liabilities	—	—	—	10,143	—		10,143
Total		$4,618	$(4,410)	$208	$64,505	$(41,357)		$23,148

December 31, 2025
Current:
Financial swaps	Other current liabilities	$2,535	$(2,535)	$—	$34,486	$(29,394)	(3)	$5,092
Forward contracts	Other current assets	3	—	3	—	—		—
Forward contracts	Other current liabilities	—	—	—	1,009	—		1,009
Long-term:
Financial swaps	Other liabilities	1,444	(1,444)	—	7,479	(4,385)	(4)	3,094
Forward contracts	Other liabilities	—	—	—	10,524	—		10,524
Total		$3,982	$(3,979)	$3	$53,498	$(33,779)		$19,719
(1) Current liability derivative amounts offset include $31.0 million of collateral receivable at June 30, 2026.
(2) Long-term liability derivative amounts offset include $5.9 million of collateral receivable at June 30, 2026.
(3) Current liability derivative amounts offset include $26.9 million of collateral receivable at December 31, 2025.
(4) Long-term liability derivative amounts offset include $2.9 million of collateral receivable at December 31, 2025.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding (in thousands of units):

		June 30,
Commodity	Units	2026	2025
Electricity purchases	MWh	374	218
Electricity sales	MWh	26	17
Natural gas purchases	MMBtu	149,035	114,818

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2026.

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

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis (in thousands of dollars):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$11,749	$—	$—	$11,749	$62,012	$—	$—	$62,012
Idaho Power	10,366	—	—	10,366	110,602	—	—	110,602
Derivatives	208	—	—	208	—	3	—	3
Equity securities	35,256	—	—	35,256	38,448	—	—	38,448
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	6,875	—	—	—	5,948
Liabilities:
Derivatives	11,924	11,224	—	23,148	8,186	11,533	—	19,719
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

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$1,507	$1,507	$1,507	$1,507
Held-to-maturity securities(1)(2)	34,567	32,899	33,822	32,468
Liabilities:
Long-term debt (including current portion)(1)	3,794,226	3,585,466	3,447,338	3,270,200
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$34,567	$32,899	$33,822	$32,468
Liabilities:
Long-term debt (including current portion)(1)	3,794,266	3,585,466	3,447,338	3,270,200
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $1.7 million and $1.4 million as of June 30, 2026, and December 31, 2025, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of June 30, 2026, and December 31, 2025.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2026:
Revenues	$468,673	$1,125	$—	$469,798
Depreciation and amortization	66,344	—	—	66,344
Other income (expense), net	25,291	362	—	25,653
Interest income including carrying charges on regulatory assets	7,010	705	(606)	7,109
Earnings of unconsolidated equity-method investments	591	653	—	1,244
Interest expense	47,351	667	(606)	47,412
Income tax expense (benefit)	14,811	(582)	—	14,229
Net income attributable to IDACORP, Inc.	101,276	1,301	—	102,577
Expenditures for long-lived assets	436,286	222	—	436,508
Total assets as of June 30, 2026	10,788,366	188,212	(110,414)	10,866,164
Three months ended June 30, 2025:
Revenues	$449,672	$1,208	$—	$450,880
Depreciation and amortization	61,128	—	—	61,128
Other income (expense), net	18,438	113	—	18,551
Interest income including carrying charges on regulatory assets	9,533	2,706	(752)	11,487
Earnings of unconsolidated equity-method investments	504	802	—	1,306
Interest expense	42,385	839	(752)	42,472
Income tax (benefit) expense	(6,747)	66	—	(6,681)
Net income attributable to IDACORP, Inc.	92,838	2,943	—	95,781
Expenditures for long-lived assets	333,261	44	—	333,305
Six months ended June 30, 2026:
Revenues	$871,435	$1,775	$—	$873,210
Depreciation and amortization	131,863	—	—	131,863
Other income (expense), net	47,473	177	—	47,650
Interest income including carrying charges on regulatory assets	14,385	2,569	(1,175)	15,779
Earnings of unconsolidated equity-method investments	1,422	568	—	1,990
Interest expense	91,427	1,313	(1,175)	91,565
Income tax expense (benefit)	15,764	(1,124)	—	14,640
Net income attributable to IDACORP, Inc.	167,934	2,624	—	170,558
Expenditures for long-lived assets	807,767	268	—	808,035
Six months ended June 30, 2025:
Revenues	$881,625	$1,713	$—	$883,338
Depreciation and amortization	120,913	—	—	120,913
Other income (expense), net	36,004	(238)	—	35,766
Interest income including carrying charges on regulatory assets	18,574	5,759	(1,514)	22,819
Earnings of unconsolidated equity-method investments	1,154	870	—	2,024
Interest expense	79,224	1,761	(1,514)	79,471
Income tax (benefit) expense	(19,405)	258	—	(19,147)
Net income attributable to IDACORP, Inc.	150,966	4,462	—	155,428
Expenditures for long-lived assets	534,500	129	—	534,629

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax (in thousands of dollars). Items in parentheses indicate charges to AOCI.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Defined benefit pension items
Balance at beginning of period	$(14,723)	$(13,652)	$(14,944)	$(13,592)
Other comprehensive income before reclassification	—	—	—	(229)
Amounts reclassified out of AOCI	222	171	443	340
Balance at end of period	$(14,501)	$(13,481)	$(14,501)	$(13,481)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization of defined benefit pension items(1)
Prior service cost	$55	$56	$111	$111
Net loss	240	172	480	345
Total before tax	295	228	591	456
Tax benefit(2)	(73)	(57)	(148)	(116)
Total reclassification for the period, net of tax	$222	$171	$443	$340
(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings (in thousands of dollars).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,241,697	$2,107,583	$2,223,899	$2,096,151
Net income	101,276	92,838	167,934	150,966
Dividends to parent	(49,056)	(46,766)	(97,916)	(93,462)
Balance at end of period	$2,293,917	$2,153,655	$2,293,917	$2,153,655

16. ASSETS HELD FOR SALE

On February 13, 2026, Idaho Power executed a definitive asset purchase agreement to sell its Oregon electric distribution business as well as certain Oregon transmission assets to OTEC. The base purchase price to be paid by OTEC for the Oregon Sale is $154 million, and is subject to certain adjustments at the closing of the transaction. Idaho Power has agreed to operate its Oregon electric distribution business and applicable transmission assets in the ordinary course of business and subject to certain operating covenants during the period between the date of the asset purchase agreement and the completion of the proposed transaction. Idaho Power also agreed to provide certain transition services to OTEC for a limited post-closing period for a fee. While Idaho Power expects the transaction to be completed within one year of June 30, 2026, the Oregon Sale is subject to various closing conditions, including approvals of the OPUC, IPUC, and FERC, as well as certain price adjustment and termination provisions.

Idaho Power determined that the assets and liabilities related to the Oregon Sale (disposal group) met the criteria for classification as held for sale as of June 30, 2026. Accordingly, the disposal group was reclassified to assets held for sale and liabilities held for sale, respectively, within the condensed consolidated balance sheets as of June 30, 2026. The disposal group is reported within IDACORP's Utility Operations reportable segment. See Note 13 - "Segment Information."

Upon reclassification, the disposal group was measured at the lower of its carrying amount or estimated fair value less costs to sell. As a result of this measurement, the fair value less costs to sell of the disposal group exceeds its net carrying amount as of June 30, 2026, and accordingly no impairment loss has been recognized for the three months and six months ended June 30, 2026. Any gain on the Oregon Sale will be recognized upon closing of the transaction. Because depreciation and amortization of the assets and liabilities included in the disposal group continue to be reflected in Oregon customer rates through closing of the transaction, Idaho Power will continue recording depreciation and amortization on the disposal group through that date.

The disposal group has not been classified as a discontinued operation and the historical results of the disposal group are included in the condensed consolidated statements of income for all periods presented.

The table below summarizes components of assets and liabilities in the disposal group classified as held for sale on the condensed consolidated balance sheets (in thousands of dollars):

June 30, 2026
Assets held for sale:
Current regulatory assets	$3,354
Utility plant in service	161,672
Accumulated provision for depreciation	(48,502)
Construction work in progress	4,969
Regulatory assets	8,174
Total assets held for sale(1)	$129,667

Liabilities held for sale:
Current regulatory liabilities	$1,306
Regulatory liabilities	7,864
Total liabilities held for sale(1)	$9,170
(1) Total assets held for sale and total liabilities held for sale are presented within current assets and current liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2026, as the sale is expected to be completed within 12 months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2026, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2026, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 30, 2026

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2025 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2026 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to experience and forecast positive customer growth in its service area. During the twelve months ended June 30, 2026, Idaho Power's customer count grew by approximately 15,000 customers and the customer growth rate was 2.3 percent.
•So far in 2026, Idaho Power has taken important actions and several key projects achieved notable milestones, underscoring significant progress towards addressing Idaho Power's growing capacity and energy needs in 2026 and beyond:
◦In March, Idaho Power filed a CPCN request for a 222 MW natural gas-fueled facility, with an expected in-service date in 2029, and for a 430 MW natural gas-fueled facility, with an expected in-service date in 2030. As of the date of this report, the CPCN request remains subject to regulatory approval.
◦Also in March, the IPUC approved Idaho Power's agreement to purchase the output of an 80 MW solar facility, with a scheduled online date of June 2027, and Idaho Power's CPCN request for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant, with an expected in-service date in 2028. Construction commenced at the Bennett Mountain power plant in May 2026.
◦In April, Idaho Power, jointly with co-owner PacifiCorp, filed a CPCN request for Segment E-8 for the GWW transmission line, with an expected in-service date for the entire segment in 2030 or later. As of the date of this report, the CPCN request remains subject to regulatory approval.
◦In June, Idaho Power filed an application with the IPUC for an order approving a 20-year PPA with Bluebird Solar Project LLC, supplying up to 200 MW of output to Idaho Power, along with a 20-year energy storage system tolling agreement for 100 MW of dispatchable energy storage capacity. Both are expected to be in-service by June 2028. As of the date of this report, the application remains subject to regulatory approval.
◦The conversion of unit 2 at the North Valmy power plant from coal to natural gas was completed in June, ending all coal-fired generation at the plant.
◦Also in June, the Hemingway expansion and Boise Bench battery energy storage systems became fully operational, adding 250 MW of energy storage.
◦Construction commenced in June on SWIP-N, a 285-mile high voltage transmission line, with an expected in-service date in 2028.

◦In July, Idaho Power began stringing transmission line wire on B2H and continues to expect an in-service date for B2H in late 2027.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share (in thousands of dollars or shares, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Idaho Power net income	$101,276	$92,838	$167,934	$150,966
Net income attributable to IDACORP, Inc.	$102,577	$95,781	$170,558	$155,428
Weighted average outstanding shares – diluted	57,229	54,380	56,767	54,249
IDACORP, Inc. earnings per diluted share	$1.79	$1.76	$3.00	$2.87

The table below provides a reconciliation of net income attributable to IDACORP for the three months and six months ended June 30, 2026, from the same periods in 2025 (items are in millions of dollars and are before related income tax impact unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2025		$95.8		$155.4
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, excluding large contract customers, net of power cost adjustment mechanisms	27.5		44.0
Customer growth, excluding large contract customers, net of associated power supply costs and power cost adjustment mechanisms	4.5		8.2
Usage per retail customer, excluding large contract customers, net of associated power supply costs and power cost adjustment mechanisms	(0.1)		(12.4)
Idaho fixed cost adjustment (FCA) revenues	2.7		21.8
Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism	6.5		8.9
Other O&M expenses	(11.7)		(24.8)
Depreciation and amortization expense	(5.2)		(10.9)
Other changes in operating revenues and expenses, net	6.3		22.0
Increase in Idaho Power operating income	30.5		56.8
Non-operating expense, net	(0.5)		(4.6)
Additional ADITC amortization	(17.2)		(30.2)
Income tax expense, excluding additional ADITC amortization	(4.4)		(5.0)
Total increase in Idaho Power net income		8.4		17.0
Other IDACORP changes (net of tax)		(1.6)		(1.8)
Net income attributable to IDACORP, Inc. - June 30, 2026		$102.6		$170.6

Net Income - Second Quarter 2026

IDACORP's net income increased $6.8 million for the second quarter of 2026 compared with the second quarter of 2025, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, excluding large contract customers, and net of power cost adjustment mechanisms, increased operating income by $27.5 million in the second quarter of 2026 compared with the second quarter of 2025. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. For more information on the 2025 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report.

Customer growth, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $4.5 million in the second quarter of 2026 compared with the second quarter of 2025, as the number of Idaho Power customers grew by approximately 15,000, or 2.3 percent, during the twelve months ended June 30, 2026. Usage per retail customer, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, was relatively consistent in the second quarter of 2026 compared with the second quarter of 2025, as a 2 percent decrease in usage per residential customer was mostly offset by an increase in usage per customer for irrigation customers. A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $2.7 million.

Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism, increased operating income by $6.5 million in the second quarter of 2026 compared with the second quarter of 2025. This benefit was primarily due to an increase in usage per large contract customer, the overall increase in Idaho base rates effective January 1, 2026, and the addition of one new large contract effective June 1, 2026.

Other O&M expenses in the second quarter of 2026 were $11.7 million higher than the second quarter of 2025. This increase was primarily the result of previously deferred costs related to the conversion of generating units at the Jim Bridger plant from coal to natural gas, much of which is recovered in customer rates and reflected in revenues pursuant to the 2025 Settlement Stipulation. The amortization of previously deferred wildfire mitigation program expenses, which are also recovered in customer rates and reflected in revenues for both the Idaho and Oregon jurisdictions, also contributed to the increase from the second quarter of 2025.

Depreciation and amortization expense increased $5.2 million in the second quarter of 2026 compared with the second quarter of 2025, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $6.3 million in the second quarter of 2026 compared with the second quarter of 2025, due primarily to a decrease in net power supply expenses that were not accrued for future refund in rates through Idaho Power's power cost adjustment mechanisms. Also contributing to the increase in other changes in operating revenues and expenses, net, was a decrease in property tax expense due to property tax legislative changes in Idaho.

Non-operating expense, net, increased $0.5 million in the second quarter of 2026 compared with the second quarter of 2025. Higher long-term debt balances led to an increase in interest expense, while lower interest-bearing cash investments led to a decrease in interest income. This increase was mostly offset by an increase in AFUDC in the second quarter of 2026 compared with the second quarter of 2025, as the average construction work in progress balance was higher.

The increase in income tax expense for the second quarter of 2026, compared with the second quarter of 2025, was primarily due to a decrease in additional ADITC amortization under the Idaho regulatory settlement stipulation and an increase in pre-tax income. Based on Idaho Power's current expectations of full-year 2026 financial results, Idaho Power recorded no additional ADITC amortization during the second quarter of 2026, compared with $17.2 million of additional ADITC amortization during the second quarter of 2025.

Net Income - Year-To-Date 2026

IDACORP's net income increased $15.2 million for the first six months of 2026 compared with the first six months of 2025, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, excluding large contract customers, and net of power cost adjustment mechanisms, increased operating income by $44 million in the first six months of 2026 compared with the first six months of 2025. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation.

Customer growth, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $8.2 million in the first six months of 2026 compared with the first six months of 2025. Usage per retail customer, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, decreased operating income by $12.4 million in the first six months of 2026 compared with the first six months of 2025. Residential usage per customer decreased most significantly, as more moderate temperatures in the first six months of 2026 compared with the first six months of 2025 led residential customers to use less energy for heating and cooling purposes. A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $21.8 million.

Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism, increased operating income by $8.9 million in the first six months of 2026 compared with the first six months of 2025. This change was primarily due to an increase in usage per large contract customer, the overall increase in Idaho base rates effective January 1, 2026, and the addition of one new large contract effective June 1, 2026.

Other O&M expenses in the first six months of 2026 were $24.8 million higher than the first six months of 2025. This increase was primarily the result of previously deferred costs related to the conversion of generating units at the Jim Bridger plant from coal to natural gas, much of which is recovered in customer rates and reflected in revenues pursuant to the 2025 Settlement Stipulation. The amortization of previously deferred wildfire mitigation program expenses, which are also recovered in customer rates and reflected in revenues for both the Idaho and Oregon jurisdictions, also contributed to the increase from the first six months of 2025.

Depreciation and amortization expense increased $10.9 million for the first half of 2026 compared with the first half of 2025, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $22.0 million in the first six months of 2026 compared with the first six months of 2025, due primarily to a decrease in net power supply expenses that were not accrued for future refund in rates through Idaho Power's power cost adjustment mechanisms. Also contributing to the increase in other changes in operating revenues and expenses, net, was a decrease in property tax expense due to property tax legislative changes in Idaho.

Non-operating expense, net, increased $4.6 million in the first six months of 2026 compared with the first six months of 2025. Higher long-term debt balances led to an increase in interest expense. This increase was partially offset by an increase in AFUDC in the first six months of 2026 compared with the first six months of 2025, as the average construction work in progress balance was higher. In addition, interest income decreased due to lower cash and cash equivalent balances in the first six months of 2026 compared with the first six months of 2025.

The increase in income tax expense was principally the result of a decrease in additional ADITC amortization and higher pre-tax income. Based on Idaho Power's current expectations of full-year 2026 financial results, Idaho Power recorded $6.3 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first six months of 2026, compared with $36.5 million of additional ADITC amortization during the same period in 2025.

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

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the

B2H, GWW, and SWIP-N projects. To help meet growing capacity and energy needs, Idaho Power is planning to construct three new natural gas-fired generating facilities with planned generation capacities of 167 MW, 222 MW, and 430 MW, and expected in-service dates in 2028, 2029, and 2030, respectively. Idaho Power also has RFPs outstanding for resources beyond those years. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company continues a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding, but the company incurs the cash requirements of constructing and the costs of financing those resources before they are in rates and customer revenues.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended June 30, 2026, Idaho Power's customer count grew by 2.3 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future. This was visible during the second quarter of 2026, with an increase in industrial loads and revenues over the prior year's second quarter driven by the ramp-up in electric service and in revenues by two large load customers. Idaho Power expects these customers, together with other large load industrial customers, to ramp up operations further during the remainder of 2026 and for the next several years. Idaho Power is in the process of discussing and negotiating terms, conditions, and pricing of potential service agreements with several additional large load customers.

Idaho Power's 2025 IRP assumed a forecasted annual growth in retail MWh sales of 8.3 percent and a forecasted annual growth in peak-hour demand of 5.1 percent over the upcoming 5-year period. For more information on the 2025 IRP, refer to "Resource Planning" in Item 1 - "Business" of the 2025 Annual Report. Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024, and on July 22, 2024, Idaho Power reached a new all-time summer peak demand of 3,793 MW. Idaho Power believes that existing and sustained growth in customers, load, and demand for electricity, the obligation to maintain a safe and reliable system, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. For more information on Idaho Power's system investments and resource procurements, see "Liquidity and Capital Resources" in this MD&A. Idaho Power has begun preparation of its 2027 IRP and expects to prepare an updated load forecast during 2026 as the basis for the 2027 IRP, which Idaho Power expects to file in the summer of 2027.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this variability is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2026, as of the date of this report, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 6.5 million MWh, compared with actual generation of 7.0 million MWh in 2025 and a 20-year average annual total of approximately 7.3 million MWh.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced severe wildfires. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest conditions. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. Several years ago, Idaho Power adopted a WMP that outlines actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires, and Idaho Power has refined that WMP over time. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report and the condensed consolidated financial statements included in this report. In October 2025, Idaho Power filed a new WMP with the IPUC in accordance with Idaho's new Wildfire Standard of Care Act, and in April 2026, the IPUC issued an order approving the WMP. In December 2025, Idaho Power filed its 2026-2028 WMP with the OPUC, and in June 2026, the OPUC issued an order approving the WMP. See "Other Matters - Idaho Wildfire Standard of Care Act" included in the 2025 Annual Report, for additional details.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and six months ended June 30, 2026. In this analysis, the results for the three months and six months ended June 30, 2026, are compared with the same periods in 2025.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Retail energy sales	4,227	4,099	7,852	7,822
Wholesale energy sales	127	598	219	1,037
Energy sales bundled with renewable energy credits	30	75	80	615
Total energy sales	4,384	4,772	8,151	9,474
Hydropower generation	1,594	2,144	3,154	4,268
Jointly-owned thermal generation(1)	489	462	914	1,136
Natural gas and other generation	611	753	1,386	1,527
Total system generation	2,694	3,359	5,454	6,931
Purchased power	1,888	1,732	3,190	3,208
Line losses	(198)	(319)	(493)	(665)
Total energy supply	4,384	4,772	8,151	9,474
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Normal (2)	2026	2025	Normal (2)
Heating degree-days(1)	531	566	685	2,563	2,982	3,087
Cooling degree-days(1)	200	281	188	201	281	188
Precipitation (inches)	4.7	1.4	3.4	7.3	6.5	7.2
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

Sales Volume and Generation: Total energy sales volumes decreased 8 percent and 14 percent for the second quarter and first six months of 2026, respectively, compared with the same periods in 2025. The decrease in total energy sales volumes was primarily due to lower wholesale energy sales and lower energy sales bundled with renewable energy credits, offset partially by the increase in retail sales volumes. Retail sales volumes increased 3 percent for the second quarter of 2026 compared with the second quarter in 2025, primarily due to customer growth as the number of Idaho Power's customers grew by 2.3 percent over the prior twelve months. Retail sales volumes were relatively consistent in the first six months of 2026, compared with the same period in 2025, as the customer growth was mostly offset by lower usage per customer from more moderate weather in the first few months of 2026. For more information on the changes in sales volumes, see the "Operating Revenues" section below in this MD&A.

Total system generation decreased 20 percent for the second quarter of 2026, compared with the second quarter of 2025, due primarily to lower hydropower generation and natural gas generation, partially offset by an increase in jointly-owned thermal generation. Total system generation decreased 21 percent in the first six months of 2026 compared with the same period in

2025, due to lower hydropower generation, jointly-owned thermal generation, and natural gas generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Retail revenues:
Residential (includes ($153), ($2,876), $16,484 and ($5,069), respectively, related to the FCA)(1)	$168,764	$149,355	$372,360	$340,060
Commercial (includes ($10), ($36), $196, and ($80), respectively, related to the FCA)(1)	98,773	94,652	195,429	192,504
Industrial	76,081	64,840	145,684	133,446
Irrigation	97,306	92,370	99,247	93,482
Deferred revenue related to HCC relicensing AFUDC(2)	(8,521)	(1,930)	(17,635)	(3,993)
Total retail revenues	$432,403	$399,287	$795,085	$755,499
Volume of retail sales (MWh)
Residential	1,274	1,270	2,834	2,972
Commercial	1,035	1,036	2,088	2,111
Industrial	968	898	1,954	1,832
Irrigation	950	895	976	907
Total retail MWh sales	4,227	4,099	7,852	7,822
Number of retail customers at period end
Residential	567,106	553,665
Commercial	81,704	80,363
Industrial	151	148
Irrigation	22,699	22,597
Total customers	671,660	656,773
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

Retail revenues increased $33.1 million and $39.6 million during the second quarter and first six months of 2026, respectively, compared with the same periods in 2025. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to large contract customers, and power cost adjustment mechanisms, increased retail revenues by $27.5 million and $44.0 million, respectively, for the three months and six months ended

June 30, 2026, compared with the same periods in 2025. This was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which decreased revenues by $13.1 million and $30.9 million in the second quarter and first six months of 2026, respectively, compared with the same periods of 2025. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.3 percent during the twelve months ended June 30, 2026, increased retail revenues, excluding large contract customers, by $6.3 million and $11.5 million in the second quarter and first six months of 2026, respectively, compared with the same periods of 2025.
•Usage: Usage (on a per customer basis), excluding large contract customers, was relatively consistent in the second quarter of 2026, compared with the second quarter of 2025, as a 2 percent decrease in usage per residential customer was offset by an increase in usage per customer for irrigation customers and changes in customer mix. Lower usage per customer decreased retail revenues by $18.6 million in the first six months of 2026, compared with the same period of 2025, primarily due to weather variations. Usage per residential and commercial customers decreased most significantly, as more moderate temperatures in the first half of 2026 compared with the first half of 2025 led these customers to use less energy for heating and cooling purposes. These decreases were partially offset by increases in usage per irrigation and industrial customers, as distribution of rainfall in May and June of 2026 compared with the same months of 2025 led irrigation customers to use more energy for operating irrigation pumps.
•FCA Mechanism: A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $2.7 million and $21.8 million in the second quarter and first six months of 2026, respectively, compared with the same periods of 2025.
•Large Contract Customers: Retail revenues from large contract customers increased $9.7 million and $11.8 million during the second quarter and first six months of 2026, respectively, compared with the same periods of 2025. The increases were primarily due to an increase in usage per large contract customer, the overall increase in Idaho base rates effective January 1, 2026, and the addition of one new large contract effective June 1, 2026.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales (in thousands of dollars or MWh, except for revenue per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Wholesale energy revenues	$3,559	$15,376	$8,371	$34,924
Wholesale MWh sold	127	598	219	1,037
Wholesale energy revenues per MWh	$28.02	$25.71	$38.22	$33.68

In the second quarter and first six months of 2026, wholesale energy revenues decreased $11.8 million and $26.6 million, respectively, compared with the same periods of 2025, due primarily to a decrease in wholesale energy volumes sold, partially due to milder winter and spring weather resulting in lower demand in the regional energy market. Lower prices in the energy imbalance market led to less trading activity, which also contributed to the decrease in wholesale energy volumes sold. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes (in thousands of dollars or MWh, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Purchased power expense	$90,455	$88,777	$155,536	$162,887
MWh purchased	1,888	1,732	3,190	3,208
Average cost per MWh	$47.91	$51.26	$48.76	$50.78

Purchased power expense increased $1.7 million, or 2 percent, in the second quarter of 2026 compared with the second quarter of 2025, due to a 9 percent increase in MWh purchased to meet load, offset partially by lower market prices. Purchased power expense decreased $7.4 million, or 5 percent, in the first six months of 2026, compared with the same period of 2025, due to lower wholesale energy market prices in the region.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation (in thousands of dollars or MWh, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fuel Expense
Jointly-owned thermal(1)	$14,690	$16,815	$31,755	$47,732
Natural gas(2)	13,633	18,030	60,297	56,514
Total fuel expense	$28,323	$34,845	$92,052	$104,246
MWh generated
Jointly-owned thermal(1)	489	462	914	1,136
Natural gas(2)	611	753	1,386	1,527
Total MWh generated	1,100	1,215	2,300	2,663
Average cost per MWh - Jointly-owned thermal	$30.04	$36.40	$34.74	$42.02
Average cost per MWh - Natural gas	$22.31	$23.94	$43.50	$37.01
Weighted average, all sources	$25.75	$28.68	$40.02	$39.15

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

Fuel expense decreased $6.5 million, or 19 percent, and $12.2 million, or 12 percent, in the second quarter and first six months of 2026, respectively, compared with the same periods of 2025. The decrease in fuel expense in the second quarter of 2026 compared with the second quarter of 2025 was primarily due to a 10 percent decrease in the total average cost per MWh from all sources and a 19 percent decrease in natural gas generation, partially offset by a 6 percent increase in jointly-owned thermal generation. The decrease in fuel expense in the first six months of 2026 compared with the same period of 2025 was primarily due to a 14 percent decrease in total MWh generated from jointly-owned thermal and natural gas facilities, partially offset by a 2 percent increase in the total average cost per MWh from all sources.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the second quarters and first six months of 2026 and 2025, losses on financial gas hedges of $1.1 million and $0.5 million, and $27.6 million and $12.7 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Variability of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the variability of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases, export credit mechanisms, capital lease payments associated with battery energy storage systems, and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impact of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms (in thousands of dollars).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Idaho power supply cost accrual	$24,598	$19,493	$26,954	$48,937
Oregon power supply cost accrual (deferral)	—	863	—	(1,794)
Amortization of prior year authorized balances	(15,706)	8,221	(27,355)	29,119
Total power cost adjustment (income statement)	$8,892	$28,577	$(401)	$76,262

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the second quarter and first six months of 2026, lower purchased power and fuel costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses increased $11.7 million and $24.8 million in the second quarter and first six months of 2026, respectively, compared with the same periods of 2025. This increase was primarily the result of previously deferred costs related to the conversion of generating units at the Jim Bridger plant from coal to natural gas, much of which is recovered in customer rates and reflected in revenues pursuant to the 2025 Settlement Stipulation. The amortization of previously deferred wildfire mitigation program expenses, which are also recovered in customer rates and reflected in revenues for both the Idaho and Oregon jurisdictions, also contributed to the increases from the second quarter and first six months of 2025.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $33.8 million and $35.2 million, respectively, for the six months ended June 30, 2026, when compared with the same period in 2025, primarily due to decreased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report, and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. Higher pre-tax income also contributed to the increase in income tax expense in the first six months of 2026, compared with the same period in 2025. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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
As of July 24, 2026, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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
•IDACORP's executed FSAs under its 2024 ATM, which may be physically settled with common stock in exchange for net proceeds, which as of July 24, 2026, would have been approximately $154 million;
•IDACORP's executed FSAs under its 2026 ATM, which may be physically settled with common stock in exchange for net proceeds, which as of July 24, 2026, would have been approximately $262 million;
•IDACORP's FSAs, executed outside of its ATMs, which may be physically settled with common stock in exchange for net proceeds, which as of July 24, 2026, would have been approximately $299 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $1.5 billion is available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan. Effective July 1, 2026, IDACORP began using original issuances for share purchases within the Idaho Power Company Employee Savings Plan. IDACORP may discontinue using original issuances of shares for these plans at any time.

In February 2026, Idaho Power issued $350 million in first mortgage bonds. In July 2026, Idaho Power repaid $116 million in aggregate principal amount of maturing pollution control revenue bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

In March 2026, IDACORP executed FSAs under its 2024 ATM with various counterparties at an aggregate gross sales price of $155 million. In addition, IDACORP settled FSAs under its 2024 ATM, resulting in cash proceeds of $52 million.

In May 2026, IDACORP executed FSAs under its 2026 ATM with various counterparties at an aggregate gross sales price of $149 million. In addition, IDACORP partially settled an FSA executed outside of its ATMs, resulting in cash proceeds of $75 million.

In June 2026, IDACORP executed an additional FSA under its 2026 ATM with a counterparty at an aggregate gross sales price of $113 million.

In July 2026, IDACORP settled FSAs executed outside of its ATMs, resulting in cash proceeds of $187 million.

For more detailed information about IDACORP's equity transactions, see the discussion below in this MD&A and Note 6 - "Common Stock," to the condensed consolidated financial statements included in this report.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2026, IDACORP's and Idaho Power's capital structure ratios, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	50%	51%
Equity	50%	49%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At June 30, 2026, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2026.

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

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2026, were $179 million and $169 million, respectively, a decrease in cash flows from operations of $122 million for IDACORP and $129 million for Idaho Power, when compared with the same period in 2025. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first six months of 2026 when compared with the same period in 2025 were as follows:

•a $15 million and $17 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, decreased IDACORP and Idaho Power operating cash flows by $87 million;
•changes in deferred taxes and taxes accrued and receivable combined to increase operating cash flows for IDACORP and Idaho Power by $28 million and $65 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled receivables decreased operating cash flows for IDACORP and Idaho Power by $67 million and $68 million, respectively;
◦the changes in prepayments decreased operating cash flow by $20 million for IDACORP and Idaho Power, which was primarily due to the timing of energy trading transactions, IT contracts, and insurance prepayments; and
◦the changes in accounts and wages payable increased operating cash flows for IDACORP by $8 million and decreased operating cash flows for Idaho Power by $37 million. The difference in the changes between IDACORP and Idaho Power relates primarily to the timing of intercompany tax payments from Idaho Power to IDACORP.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2026, were $679 million and $673 million, respectively, increasing cash outflow by $206 million for IDACORP and by $209 million for Idaho Power when compared with the same period in 2025. Investing cash outflows for 2026 and 2025 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Investing cash outflows were partially offset in 2026 and 2025 by reimbursements from a B2H project joint funding partner.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2026, were $368 million and $435 million, respectively, an increase of $90 million and $157 million for IDACORP and Idaho Power, respectively, when compared with the same period in 2025. IDACORP and Idaho Power financing cash inflows for 2026 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, IDACORP's issuance of common stock, and Idaho Power's receipt of a capital contribution from IDACORP, partially offset by dividend payments. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, partially offset by dividend payments. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP's ATMs include the 2024 ATM and the 2026 ATM, which were established in May 2024 and May 2026, respectively. At June 30, 2026, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATMs was $418 million. Also at June 30, 2026, IDACORP had $337 million of remaining capacity under its 2026 ATM. Upon effectiveness of the 2026 ATM, the 2024 ATM terminated with respect to new issuances. If IDACORP had elected to physically settle the FSAs under its ATMs as of July 24, 2026, by delivering shares of common stock, aggregate cash proceeds would have been approximately $416 million. IDACORP may elect to settle the outstanding FSAs under its ATMs at any time through their respective maturity dates, which extend through December 3, 2027.

IDACORP's equity programs also include FSAs executed by IDACORP in May 2025 outside of its ATMs. Subsequent to June 30, 2026, and through the date of this report, IDACORP partially settled FSAs under this program on July 13, 2026, resulting in cash proceeds of $187 million. If IDACORP had elected to physically settle the remaining FSAs outside of its ATMs as of July 24, 2026, by delivering shares of common stock, aggregate cash proceeds would have been approximately $299 million. IDACORP may elect to settle the remaining FSAs at any time through their maturity date of November 9, 2026.

Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In June and July 2026, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.5 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At June 30, 2026, $1.5 billion was available for debt issuance under the IPUC and OPUC orders and $150 million remained available for debt issuance under the prior WPSC order, which subsequently increased to $1.5 billion in July 2026 when the WPSC issued its order. For more detailed information about Idaho Power's First Mortgage Bonds, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands of dollars).

	June 30, 2026		December 31, 2025
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Net balance available	$100,000	$400,000	$100,000	$400,000
(1)  Holding company only.

On July 24, 2026, IDACORP and Idaho Power had no loans outstanding under their respective revolving credit facilities and had no commercial paper outstanding.

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $786 million during the six months ended June 30, 2026. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2026 (including amounts incurred to-date) through 2030 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Actual expenditures and their timing could differ substantially from the estimates in the table due to factors such as Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

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

Resource Additions to Address Projected Energy and Capacity Deficits: Idaho Power's existing and sustained growth in customers, load, and demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs in recent years and continuing over the next several years. In addition to resources already placed in service through 2025, Idaho Power has undertaken the following efforts to help meet resource needs in 2026 and beyond:

•placed in service 250 MW of company-owned battery storage assets in June 2026 with expected useful lives of approximately 20 years;
•entered into 20-year agreements to purchase the storage capacity from two 100-MW battery storage facilities;
•entered into an energy and capacity market purchase agreement with an energy marketer, giving Idaho Power the right to acquire 200 MW on a daily basis during summer months beginning in 2026 for a term of at least five years;
•entered into five PPAs for a combined 825 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of two of these solar PPAs totaling 445 MW exclusively to a large industrial customer pursuant to an agreement under Idaho Power’s Clean Energy Your Way program;
•received IPUC approval for a CPCN for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant, for which construction commenced in May 2026; and
•submitted an application to the IPUC for a CPCN for two natural gas-fueled power plants of 222 MW and 430 MW.

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

B2H Transmission Line: The B2H line, a 300-mile, high-voltage transmission project under construction between the Longhorn substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Idaho Power began construction in June 2025 and, based on the anticipated construction schedule as of the date of this report, expects the in-service date for the transmission line will be in late 2027.

Idaho Power's ownership interest in the project is approximately 45 percent, while PacifiCorp's ownership interest in the project is approximately 55 percent. Idaho Power has spent approximately $918 million, including Idaho Power's AFUDC, on the B2H project through June 30, 2026. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $467 million in reimbursement as of June 30, 2026, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, Oregon's Energy Facility Siting Council approved Idaho Power's site certificate in 2022 followed by a final order and two amendments to the site certificate, both contested but upheld in subsequent judicial proceedings. In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, three parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H, but in November 2025, the OPUC upheld the B2H CPCN. Those parties filed three complaints in the Baker County and Union County Circuit Courts challenging the OPUC decision. All three complaints have been voluntarily dismissed. In addition, in September 2025, two parties filed complaints in Morrow County Circuit Court alleging that the Oregon Department of Energy and the Oregon Energy Facility Siting Council improperly processed modifications of the Fire Protection and Suppression Plan. The court granted Idaho Power's and the Oregon Department of Energy's motion to dismiss the complaints in a letter order in April 2026. Petitioners in the case have filed a notice of intent to appeal the Morrow County Circuit Court's decision. In July 2026, Malheur Mining Company, Ltd. filed a complaint in federal district court, Pendleton division, against Idaho Power and the BLM asserting their mineral rights are being infringed upon by the B2H project and requesting various forms of relief, including damages and injunctive relief. The case remains pending.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $415 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining material procurement and construction of the project.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. Idaho Power and PacifiCorp are parties to a joint funding agreement for permitting of the project. Idaho Power has expended approximately $109 million, including Idaho Power's AFUDC, for its share of the project through June 30, 2026.

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

Current permitting and pre-construction activities are focused on Segment E-8, the segment of line between the Hemingway substation and the Midpoint substation near Jerome, Idaho. In April 2026, Idaho Power and PacifiCorp filed a joint request that the IPUC grant both companies a CPCN for this segment of the line. Idaho Power is the majority owner of the approximately 133-mile segment and, as of the date of this report, Idaho Power estimates the total cost for its share of this segment and the associated substation work to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $790 million of Idaho Power's share of estimated costs (excluding AFUDC) for the remaining permitting and construction phases of the project based on Idaho Power's assumption that it may commence construction of this segment during that time period. Idaho Power expects the in-service date for a portion of this segment will be 2028 or later and the entire segment to be completed in 2030 or later. Idaho Power and PacifiCorp continue to coordinate the timing of next steps of the remaining co-owned segments to best meet customer and system needs, including potentially modifying the ownership structure of a few segments of the project.

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a 285-mile high-voltage transmission line under construction between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement entitling Idaho Power to approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power is obligated for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term. In December 2025, the IPUC issued its order approving a CPCN for the project. SWIP-N has received various required governmental approvals, including from the FERC and the Public Utilities Commission of Nevada, while certain other approvals and permits remain in process. Construction of the project commenced in June 2026, and Idaho Power expects construction to be completed in 2028.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution to its defined benefit pension plan required in 2026, and during the six months ended June 30, 2026, Idaho Power made no contributions. Idaho Power may contribute up to $30 million in 2026 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the six months ended June 30, 2026, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Notable Retail Rate or Revenue Changes

During 2026, Idaho Power received orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2026	$51.3 million PCA increase for the period from June 1, 2026 to May 31, 2027	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase is primarily attributable to a decrease in forecast hydroelectric generation for the April 2026 to March 2027 forecast period.
FCA - Idaho	New FCA rate became effective June 1, 2026	$5.1 million FCA increase for the period from June 1, 2026 to May 31, 2027	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	New APCU rate became effective June 1, 2026	$0.7 million APCU increase for the period from June 1, 2026 to May 31, 2027	The rate increase reflects a decrease in expected net power supply expense for the March forecast combined with an increase in normalized net power supply expense for the October update.
PCAM - Oregon	New PCAM rate became effective June 1, 2026	$1.9 million PCAM increase for the period from June 1, 2026 to May 31, 2027	The Oregon power cost adjustment mechanism (PCAM) allows Idaho Power to recover or refund differences between actual net power supply costs and those included in rates, subject to applicable deadbands and an earnings test. The PCAM also includes the amortization of certain authorized deferrals.
(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulations

The 2025 Settlement Stipulation, 2023 Settlement Stipulation, and 2018 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC, subject to an annual cap of $55 million, in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2026 Idaho ROE, for the three months and six months ended June 30, 2026, Idaho Power recorded zero and $6.3 million, respectively, in additional ADITC amortization under the settlement stipulations.

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

With the exception of power supply expenses incurred under PURPA, expenses under export credit mechanisms, capital lease payments associated with battery energy storage systems, and certain demand response program costs that are passed through to customers substantially in full, the PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

The following table summarizes the change in accrued net power supply costs (in millions of dollars).

	Idaho	Oregon	Total
Balance at December 31, 2025	$(41.0)	$(1.4)	$(42.4)
Current period net power supply costs accrued	(27.0)	—	(27.0)
Prior amounts refunded through rates	27.3	0.1	27.4
Renewable energy credit sales	(35.9)	(1.4)	(37.3)
Interest and other	(4.6)	(0.1)	(4.7)
Balance at June 30, 2026	$(81.2)	$(2.8)	$(84.0)

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. The existing OATT rate in effect from October 1, 2025 to September 30, 2026, is $34.13 per kilowatt-year (kW-year) based on a net annual transmission revenue requirement of $148.3 million. In May 2026, Idaho Power publicly posted its 2026 draft transmission rate, reflecting a transmission rate of $35.40 per kW-year, to be effective for the period from October 1, 2026 to September 30, 2027. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's 2026 draft rate was based on a net annual transmission revenue requirement of $162.6 million.

Integrated Resource Plan and Resource Procurement Filings

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2025, which identified the need for resources to meet projected capacity deficits in the near-term. The OPUC and IPUC acknowledged the 2025 IRP in December 2025 and February 2026, respectively.

In March 2026, Idaho Power filed an application with the IPUC for a CPCN for the South Hills Power Plant, a 222 MW natural gas-fueled facility to meet an identified capacity deficit in 2029, and a CPCN for the Peregrine Power Plant, a 430 MW natural gas-fueled facility to meet an identified capacity deficit in 2030, as well as confirmation and approval by the IPUC of AFUDC accrued for each of the projects prior to the issuance of a CPCN. As of the date of this report, the case remains pending.

In April 2026, Idaho Power and PacifiCorp filed a joint application with the IPUC to grant a CPCN to each of Idaho Power and PacifiCorp for Segment E-8 of GWW, an approximately 133-mile section of GWW jointly owned by Idaho Power and PacifiCorp that will run from the Midpoint substation near Jerome, Idaho, to the Hemingway substation near Boise, Idaho. As of the date of this report, the case remains pending.

In June 2026, Idaho Power filed an application with the IPUC for an order approving the 20-year PPA with Bluebird Solar Project LLC supplying up to 200 MW of output to Idaho Power and the 20-year energy storage system tolling agreement for 100 MW of dispatchable energy storage capacity. Both are expected to be in-service by June 2028. As of the date of this report, the case remains pending.

Large Contract Customer Rate Proceedings

In May 2026, the IPUC approved, with modifications, a large contract for electric service for Micron Idaho Semiconductor Manufacturing (Triton) LLC, a subsidiary of Micron Technology, Inc. (Micron), for electric service for Micron's new memory manufacturing fabrication complex located in Boise, Idaho. The contract anticipates a significant increase in load on Idaho Power's system that will ramp over a number of years beginning in 2026.

In June 2026, Idaho Power filed an application with the IPUC for approval of a large contract for electric service for Chobani, LLC, at the Chobani food production facility located in Twin Falls, Idaho. As of the date of this report, the IPUC's decision is pending.

Oregon Sale Regulatory Applications

In May 2026, Idaho Power and OTEC jointly filed an application with the OPUC to approve the Oregon Sale and its related territory allocation agreement. In June 2026, Idaho Power filed an application with the IPUC to approve the Oregon Sale and its related transition framework and agreement for supply of power and energy. In July 2026, Idaho Power filed an application with the FERC under Section 203 of the Federal Power Act to approve Idaho Power's sale of certain transmission assets to OTEC as part of the Oregon Sale. As of the date of this report, each of the cases remains pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2025 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) under section 7 of the ESA. The FERC issued the draft supplemental EIS in January 2026. As part of issuing the draft supplemental EIS, the FERC requested, and USFWS and NMFS initiated, formal consultation under section 7 of the ESA. The FERC's most recently issued schedule for the supplemental EIS has a target date of September 2026 for issuance of the final supplemental EIS.

Relicensing costs of $557 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2026. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $38.5 million of AFUDC annually relating to relicensing of the HCC project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2026, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $307 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2025, as established by a previous IPUC order, Idaho Power filed an application with the IPUC requesting a determination, and in July 2026, the IPUC issued an order with its determination, that Idaho Power's expenditures from January 1, 2016 through year-end 2025 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding.

American Falls Relicensing: In February 2023, Idaho Power filed its final relicensing application with the FERC to relicense the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a nameplate generating capacity of 92.3 MW and FERC authorized installed capacity of 67.5 MW. Idaho Power owns the generation facility but not the structural dam or reservoir, which are owned by the U.S. Bureau of Reclamation. In September 2024, the Idaho Department of Environmental Quality issued a final CWA Section 401 water quality certification. The FERC released its environmental assessment in accordance with NEPA in January 2025.

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

EPA Regulatory Actions

In March 2025, the EPA announced a set of proposed regulatory actions relating to environmental laws and regulations, many of which may impact Idaho Power if they are implemented. The proposed regulatory actions relate to the following laws and regulations, among others: the EPA's 2009 endangerment finding regarding six greenhouse gases; the Clean Air Act Section 111 rulemaking for new and existing generation units (also known as the Clean Power Plan 2.0); the Mercury and Air Toxics Standards (MATS Rule); the Greenhouse Gas Reporting Program; effluent limitations guidelines and standards for the Steam Electric Power Generating Industry; the National Ambient Air Quality Standards for Particulate Matter (PM2.5); the Regional Haze Program; the “Good Neighbor Plan” and related State Implementation Plans; the coal ash program; and the definition of "Waters of the United States," which impacts applicability of the CWA to certain wetlands and water bodies.

As described in the 2025 Annual Report, the EPA has published proposed rules for several of the items mentioned in its March 2025 announcement. Except for the final rules described below, each of the proposed rules described in the 2025 Annual Report or below is subject to public comment and remains pending as of the date of this report.

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

National Environmental Policy Act Matters

In June 2026, the EPA published a proposed rule that amends its procedures for implementing NEPA. For actions where the EPA is the NEPA lead agency, the proposed changes would create hard deadlines and page limits aimed at faster reviews, narrow the scope of analysis to reasonably foreseeable effects, expand the use of categorical exclusions, and allow sponsors

(such as Idaho Power) to prepare NEPA documents themselves and pay fees to accelerate review timelines. If adopted as proposed, the rule could reduce the time required to develop future Idaho Power generation and transmission projects.

Clean Air Act Matters

Greenhouse Gas Endangerment Finding: In February 2026, the EPA finalized a rule rescinding the EPA's 2009 greenhouse gas endangerment finding. Idaho Power does not expect any near-term impact on its plans or operations as a result of the rescission of the endangerment finding but will continue to monitor any potential effects.

Mercury and Air Toxic Standards: In February 2026, the EPA finalized the repeal of certain amendments to the MATS Rule, including the revised filterable particulate matter (fPM) emission standard; the revised fPM emission standard compliance demonstration requirements; and the revised mercury emission standard for lignite-fired electric utility steam generating units. Idaho Power does not expect any near-term impact on its plans or operations as a result of the amendments to the MATS Rule but will continue to monitor any potential effects.

Revisions to New Source Review: In May 2026, the EPA proposed revisions to the new source review (NSR) air permitting regulations to allow construction of non-emitting components or structures before issuance of an NSR air permit for a new major stationary source or major modification of an existing major stationary source. If adopted as proposed and subsequently implemented by the Idaho Department of Environmental Quality, the rule could reduce the time required for Idaho Power to bring new natural gas-fueled generation resources online.

Endangered Species Act Matters

In July 2026, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service finalized a rule that rescinded the definition of "harm" under the ESA in their respective regulations. The rescission of the definition of harm may have the effect of reducing the applicability of the ESA for some Idaho Power projects, however, as of the date of this report, Idaho Power is unable to estimate the impact on Idaho Power of the rule.

Resource Conservation and Recovery Act Matters

In April 2026, the EPA published proposed rules to amend several provisions of the federal regulations governing the disposal of coal ash, also known as coal combustion residuals or CCR. The proposed rules are subject to public comment and remain pending as of the date of this report. If adopted as proposed, the proposed rules could simplify certain CCR requirements applicable to Idaho Power's jointly-owned facilities. However, given uncertainties regarding the proposed rule, Idaho Power is unable to estimate the impact on Idaho Power of the proposed rules.

Land Use Matters

In May 2026, the current presidential administration issued an executive order to rescind two prior executive orders that impact off-road vehicle use on federally managed lands. While the order may ultimately result in changes to Idaho Power’s access to federally managed lands, any impact is uncertain until the applicable federal agencies have issued and finalized rules and regulations to implement the order.

In June 2026, a final rule issued by the BLM took effect, which rescinded the Conservation and Landscape Health Rule, also known as the "public lands rule," which gave authority to the BLM to consider conservation and habitat health alongside other aspects of its multiple-use mandate in making land use decisions. Idaho Power does not expect any near-term impact on its plans or operations as a result of this rule but will continue to monitor any potential effects.

Snake River Minimum Streamflow at Swan Falls

In June 2026, Idaho Power sent a letter to Idaho Governor Little acknowledging drought conditions impacting the historical Swan Falls Agreement regarding Idaho Power's water rights and the risk that the streamflow in the Snake River that the State is contractually required to maintain could drop below the minimum required level at Swan Falls. Idaho Power indicated its willingness to accept water released from storage reservoirs above Swan Falls for any shortfalls that occur during summer 2026 and requested that the State and water users work collaboratively with Idaho Power to develop a mitigation plan by March 1, 2027. In response, Governor Little asked the Idaho Water Resource Board to support the proposed interim approach and also directed the Water Resource Board to work to develop a long-term mitigation plan to ensure the State meets its minimum streamflow obligations. Reduced Snake River streamflows at Swan Falls will generally reduce the amount of water available to Idaho Power for hydropower production.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2025, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2026. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2026, IDACORP had no variable rate debt.

Fixed Rate Debt: As of June 30, 2026, IDACORP had $3.8 billion in fixed rate debt, with a fair value of approximately $3.6 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $404 million if market interest rates were to decline by one percentage point from their June 30, 2026 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2026, Idaho Power posted $53 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of June 30, 2026, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $44 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2026, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2026, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1[1]	Ninth Amendment to the Idaho Power Company Employee Savings Plan					X
10.2	Equity Distribution Agreement, dated May 15, 2026	8-K	1-14465	1.1	5/15/2026
10.3	Form of Master Forward Sale Confirmation	8-K	1-14465	1.2	5/15/2026
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	July 30, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 30, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	July 30, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 30, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer