Form 10-Q
period 2026-09-30
IDACORP INC; IDAHO POWER CO
filed 2026-10-29
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	No.
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	ID	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Act.

IDACORP, Inc.:	☐	Idaho Power Company:	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.:	Yes	☐	No	☒	Idaho Power Company:	Yes	☐	No	☒
Number of shares of common stock outstanding as of October 23, 2026:

IDACORP, Inc.:	58,887,379	Idaho Power Company:	39,150,812, all held by IDACORP, Inc.
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Settlement Stipulation	-	May 2018 Idaho settlement stipulation related to tax reform	IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
2023 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2023 Idaho general rate case	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
2024 ATM	-	ATM established in May 2024	IPUC	-	Idaho Public Utilities Commission
2025 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2025	IRP	-	Integrated Resource Plan
2025 Settlement Stipulation	-	The settlement stipulation for Idaho Power's 2025 Idaho general rate case	Jim Bridger plant	-	Idaho Power's jointly-owned coal- and gas-fired Jim Bridger power plant
2026 ATM	-	ATM established in May 2026	Large contract customer	-	Industrial customers demanding over 20 MW of load, served under individual, commission-approved energy service agreements
ADITC	-	Accumulated Deferred Investment Tax Credits	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	-	Allowance for Funds Used During Construction	MMBtu	-	Million British Thermal Units
AOCI	-	Accumulated Other Comprehensive Income	MW	-	Megawatt
APCU	-	Annual power cost update	MWh	-	Megawatt-hour
ATM	-	At-the-market equity offering program	NAV	-	Net asset value
B2H	-	Boardman-to-Hemingway, a high-voltage transmission line project	NEPA	-	National Environmental Policy Act
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	NMFS	-	National Marine Fisheries Service
BLM	-	U.S. Bureau of Land Management	North Valmy plant	-	Idaho Power’s jointly-owned gas-fired generating plant in Valmy, Nevada
CPCN	-	Certificate of Public Convenience and Necessity	O&M	-	Operations and Maintenance
CWA	-	Clean Water Act	OATT	-	Open Access Transmission Tariff
EIS	-	Environmental Impact Statement	OPUC	-	Public Utility Commission of Oregon
EPA	-	U.S. Environmental Protection Agency	Oregon Sale	-	The sale of Idaho Power's Oregon electric distribution business and certain Oregon transmission assets to OTEC
ESA	-	Endangered Species Act	OTEC	-	Oregon Trail Electric Consumers Cooperative, Inc.
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FCA	-	Idaho Fixed Cost Adjustment	pension plan	-	Idaho Power's noncontributory defined benefit pension plan for employees
FERC	-	Federal Energy Regulatory Commission	PPA	-	Power purchase agreement
FSA	-	Forward sale agreement	PURPA	-	Public Utility Regulatory Policies Act of 1978, as amended
GAAP	-	Accounting principles generally accepted in the United States of America	RFP	-	Request for proposals
GWW	-	Gateway West, a high-voltage transmission line project	SEC	-	U.S. Securities and Exchange Commission
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	SMSP	-	Security Plans for Senior Management Employees I and II
IDACORP	-	IDACORP, Inc., an Idaho corporation	SWIP-N	-	Southwest Intertie Project-North, a high-voltage transmission line project
Idaho Power	-	Idaho Power Company, an Idaho corporation	USFWS	-	U.S. Fish and Wildlife Service
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	WMP	-	Wildfire Mitigation Plan
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	WPSC	-	Wyoming Public Service Commission

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
•expenses and risks associated with availability of qualified contractors and suppliers, contractor and supplier capacity constraints, and supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, including as a result of tariffs, supply chain constraints, permitting requirements and limitations, and the potential impacts of those expenses and risks on Idaho Power's ability to serve customers and generate revenues;
•the rapid addition of new industrial customer load, uncertainty of forecasted power usage ramp rates or volumes, and the volatility and timing of that new load demand and revenues, resulting in increased risks of power demand potentially exceeding available supply and revenue, cash flow, and earnings volatility;
•impacts of economic conditions, including an inflationary or recessionary environment and higher interest rates and their impacts on items such as operations and capital investments, supply costs, supply scarcity and shortages, customer growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments and on the timing and extent of counterparties' power usage, and collection of receivables;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands of dollars or shares, except for per share amounts)
Operating Revenues:
Electric utility revenues	$607,037	$523,549	$1,478,472	$1,405,173
Other	999	868	2,774	2,581
Total operating revenues	608,036	524,417	1,481,246	1,407,754

Operating Expenses:
Electric utility:
Purchased power	140,519	121,276	296,056	284,163
Fuel expense	74,190	74,992	166,242	179,238
Power cost adjustment	(12,402)	(18,295)	(12,802)	57,967
Other operations and maintenance	142,941	120,398	402,735	355,371
Energy efficiency programs	8,011	7,460	20,293	18,808
Depreciation and amortization	71,928	64,493	203,790	185,407
Other electric utility operating expenses, net	3,871	8,112	12,333	24,053
Total electric utility operating expenses	429,058	378,436	1,088,647	1,105,007
Other	250	1,160	2,157	2,424
Total operating expenses	429,308	379,596	1,090,804	1,107,431

Operating Income	178,728	144,821	390,442	300,323

Non-operating (Income) Expense:
Allowance for equity funds used during construction	(18,645)	(15,569)	(56,705)	(45,177)
Earnings of unconsolidated equity-method investments	(2,279)	(2,185)	(4,268)	(4,208)
Interest on long-term debt and finance leases	51,681	46,244	149,836	128,733
Other interest	7,863	7,847	23,023	21,696
Allowance for borrowed funds used during construction	(10,074)	(9,207)	(31,825)	(26,075)
Other income, net	(13,257)	(14,604)	(38,626)	(43,582)
Total non-operating expense, net	15,289	12,526	41,435	31,387

Income Before Income Taxes	163,439	132,295	349,007	268,936

Income Tax Expense (Benefit)	3,007	7,686	17,648	(11,460)

Net Income	160,432	124,609	331,359	280,396
Income attributable to noncontrolling interests	(219)	(172)	(588)	(531)
Net Income Attributable to IDACORP, Inc.	$160,213	$124,437	$330,771	$279,865

Weighted Average Common Shares Outstanding - Basic	57,732	54,172	56,189	54,147
Weighted Average Common Shares Outstanding - Diluted	58,656	55,055	57,402	54,522
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.78	$2.30	$5.89	$5.17
Earnings Attributable to IDACORP, Inc. - Diluted	$2.73	$2.26	$5.76	$5.13

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Net Income	$160,432	$124,609	$331,359	$280,396
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $74, $57, $222, and $302, respectively	222	171	665	282
Total Comprehensive Income	160,654	124,780	332,024	280,678
Comprehensive income attributable to noncontrolling interests	(219)	(172)	(588)	(531)
Comprehensive Income Attributable to IDACORP, Inc.	$160,435	$124,608	$331,436	$280,147

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$187,827	$215,718
Receivables:
Customer (net of allowance of $5,061 and $3,788, respectively)	166,089	97,724
Other (net of allowance of $559 and $637, respectively)	95,275	37,764
Income taxes receivable	—	8,669
Accrued unbilled receivables	118,627	79,931
Materials and supplies (at average cost)	200,589	201,896
Fuel stock (at average cost)	29,285	24,455
Prepayments	32,998	30,579
Current regulatory assets	133,050	136,665
Assets held for sale	132,064	—
Other	605	3
Total current assets	1,096,409	833,404
Investments	155,792	155,002
Property, Plant, and Equipment:
Utility plant in service	8,763,477	8,249,106
Accumulated provision for depreciation	(2,664,834)	(2,599,465)
Utility plant in service - net	6,098,643	5,649,641
Construction work in progress	2,150,650	1,740,809
Finance lease right-of-use assets	211,114	219,612
Utility plant held for future use	15,334	19,781
Other property, net of accumulated depreciation	36,232	18,103
Property, plant, and equipment - net	8,511,973	7,647,946
Other Assets:
Company-owned life insurance	117,249	105,306
Regulatory assets	1,424,597	1,427,793
Other	64,326	55,986
Total other assets	1,606,172	1,589,085
Total	$11,370,346	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2026	December 31, 2025
	(in thousands of dollars or shares)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$116,300
Accounts payable	431,443	344,870
Taxes accrued	35,624	7,532
Interest accrued	35,096	49,547
Accrued compensation	71,346	77,245
Current regulatory liabilities	49,245	21,089
Advances from customers	225,526	201,743
Liabilities held for sale	9,549	—
Other	68,598	79,509
Total current liabilities	926,427	897,835
Other Liabilities:
Deferred income taxes	813,229	802,885
Regulatory liabilities	1,064,291	1,031,062
Pension and other postretirement benefits	129,567	137,406
Finance lease liabilities	211,730	216,695
Other	277,854	229,830
Total other liabilities	2,496,671	2,417,878
Long-Term Debt	3,864,713	3,331,038
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 57,855 and 54,859 shares issued and outstanding, respectively)	1,622,845	1,301,907
Retained earnings	2,466,569	2,284,911
Accumulated other comprehensive loss	(14,279)	(14,944)
Total IDACORP, Inc. shareholders’ equity	4,075,135	3,571,874
Noncontrolling interests	7,400	6,812
Total equity	4,082,535	3,578,686
Total	$11,370,346	$10,225,437

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$331,359	$280,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,989	190,260
Deferred income taxes and investment tax credits	(7,707)	(49,721)
Changes in regulatory assets and liabilities	33,208	92,160
Pension and postretirement benefit plan expense	33,742	33,911
Contributions to pension and postretirement benefit plans	(26,815)	(25,263)
Earnings of equity-method investments	(4,268)	(4,208)
Distributions from equity-method investments	900	4,250
Allowance for equity funds used during construction	(56,705)	(45,177)
Other non-cash adjustments to net income, net	9,137	6,534
Change in:
Accounts receivable and unbilled receivables	(108,949)	(30,770)
Prepayments	(5,697)	(3,656)
Materials, supplies, and fuel stock	(3,523)	7,759
Accounts and wages payable	(34,167)	(33,619)
Taxes accrued/receivable	36,761	52,568
Other assets and liabilities	(29,777)	(11,359)
Net cash provided by operating activities	378,488	464,065
Investing Activities:
Additions to property, plant, and equipment, net	(1,177,826)	(825,352)
Payments received from transmission project joint funding partners	171,705	91,966
Proceeds from the sale of renewable energy certificates	34,559	13,151
Other	(9,015)	(10,526)
Net cash used in investing activities	(980,577)	(730,761)
Financing Activities:
Issuance of long-term debt	550,000	400,000
Discount on issuance of long-term debt	(12,482)	(3,072)
Retirement of long-term debt	(116,300)	(19,885)
Payments on finance lease liabilities	(4,674)	(2,368)
Dividends on common stock	(149,007)	(140,000)
Issuance of common stock	318,029	4,541
Tax withholdings on net settlements of share-based awards	(6,118)	(3,303)
Other	(5,250)	(4,873)
Net cash provided by financing activities	574,198	231,040
Net decrease in cash and cash equivalents	(27,891)	(35,656)
Cash and cash equivalents at beginning of the period	215,718	368,865
Cash and cash equivalents at end of the period	$187,827	$333,209
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$134,779	$115,138
Non-cash investing and financing activities:
Additions to property, plant, and equipment in accounts payable	$334,318	$211,545
Right-of-use asset obtained in exchange for finance lease liability	$—	$226,618

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands of dollars)
Common Stock
Balance at beginning of period	$1,431,553	$1,201,374	$1,301,907	$1,194,998
Issuance	188,672	1,487	318,029	4,541
Share-based compensation expense	2,626	2,391	9,175	9,066
Tax withholdings on net settlements of share-based awards	—	(9)	(6,118)	(3,303)
Other	(6)	(24)	(148)	(83)
Balance at end of period	1,622,845	1,205,219	1,622,845	1,205,219
Retained Earnings
Balance at beginning of period	2,357,553	2,211,514	2,284,911	2,149,548
Net income attributable to IDACORP, Inc.	160,213	124,437	330,771	279,865
Common stock dividends ($0.88, $0.86, $2.64, and $2.58 per share, respectively)	(51,197)	(46,777)	(149,113)	(140,239)
Balance at end of period	2,466,569	2,289,174	2,466,569	2,289,174
Accumulated Other Comprehensive Loss
Balance at beginning of period	(14,501)	(13,481)	(14,944)	(13,592)
Unfunded pension liability adjustment (net of tax)	222	171	665	282
Balance at end of period	(14,279)	(13,310)	(14,279)	(13,310)
Total IDACORP, Inc. shareholders’ equity at end of period	4,075,135	3,481,083	4,075,135	3,481,083
Noncontrolling Interests
Balance at beginning of period	7,181	7,360	6,812	7,001
Net income attributable to noncontrolling interests	219	172	588	531
Balance at end of period	7,400	7,532	7,400	7,532
Total equity at end of period	$4,082,535	$3,488,615	$4,082,535	$3,488,615

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Operating Revenues	$607,037	$523,549	$1,478,472	$1,405,173

Operating Expenses:
Operation:
Purchased power	140,519	121,276	296,056	284,163
Fuel expense	74,190	74,992	166,242	179,238
Power cost adjustment	(12,402)	(18,295)	(12,802)	57,967
Other operations and maintenance	142,941	120,398	402,735	355,371
Energy efficiency programs	8,011	7,460	20,293	18,808
Depreciation and amortization	71,928	64,493	203,790	185,407
Other operating expenses, net	3,871	8,112	12,333	24,053
Total operating expenses	429,058	378,436	1,088,647	1,105,007

Operating Income	177,979	145,113	389,825	300,166

Non-operating (Income) Expense:
Allowance for equity funds used during construction	(18,645)	(15,569)	(56,705)	(45,177)
Earnings of unconsolidated equity-method investments	(1,228)	(996)	(2,650)	(2,150)
Interest on long-term debt and finance leases	51,681	46,244	149,836	128,733
Other interest	7,783	7,759	22,806	21,361
Allowance for borrowed funds used during construction	(10,074)	(9,207)	(31,825)	(26,075)
Other income, net	(12,837)	(12,595)	(36,635)	(37,563)
Total non-operating expense, net	16,680	15,636	44,827	39,129

Income Before Income Taxes	161,299	129,477	344,998	261,037

Income Tax Expense (Benefit)	3,163	7,321	18,927	(12,084)

Net Income	$158,136	$122,156	$326,071	$273,121

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands of dollars)

Net Income	$158,136	$122,156	$326,071	$273,121
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $74, $57, $222, and $302 respectively	222	171	665	282
Total Comprehensive Income	$158,358	$122,327	$326,736	$273,403

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2026	December 31, 2025
	(in thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$154,873	$119,111
Receivables:
Customer (net of allowance of $5,061 and $3,788, respectively)	166,089	97,724
Other (net of allowance of $559 and $637, respectively)	151,271	37,108
Income taxes receivable	—	1,294
Accrued unbilled receivables	118,627	79,931
Materials and supplies (at average cost)	200,589	201,896
Fuel stock (at average cost)	29,285	24,455
Prepayments	32,881	30,447
Current regulatory assets	133,050	136,665
Assets held for sale	132,064	—
Other	605	3
Total current assets	1,119,334	728,634
Investments	88,086	89,103
Property, Plant, and Equipment:
Utility plant in service	8,763,477	8,249,106
Accumulated provision for depreciation	(2,664,834)	(2,599,465)
Utility plant in service - net	6,098,643	5,649,641
Construction work in progress	2,150,650	1,740,809
Finance lease right-of-use assets	211,114	219,612
Plant held for future use	15,334	19,781
Other property	25,029	6,715
Property, plant, and equipment, net	8,500,770	7,636,558
Other Assets:
Company-owned life insurance	117,249	105,306
Regulatory assets	1,424,597	1,427,793
Other	57,983	49,502
Total other assets	1,599,829	1,582,601
Total	$11,308,019	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2026	December 31, 2025
	(in thousands of dollars or shares, except par value)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$116,300
Accounts payable	431,041	342,501
Accounts payable to affiliates	286	3,555
Taxes accrued	88,806	7,532
Interest accrued	35,096	49,547
Accrued compensation	71,090	76,912
Current regulatory liabilities	49,245	21,089
Advances from customers	225,526	201,743
Liabilities held for sale	9,549	—
Other	57,085	64,209
Total current liabilities	967,724	883,388
Other Liabilities:
Deferred income taxes	829,653	800,939
Regulatory liabilities	1,064,291	1,031,062
Pension and other postretirement benefits	129,567	137,406
Finance lease liabilities	211,730	216,695
Other	273,951	224,375
Total other liabilities	2,509,192	2,410,477
Long-Term Debt	3,864,713	3,331,038
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares issued and outstanding)	97,877	97,877
Premium on capital stock	1,484,033	1,107,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	2,400,856	2,223,899
Accumulated other comprehensive loss	(14,279)	(14,944)
Total equity	3,966,390	3,411,993
Total	$11,308,019	$10,036,896

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2026	2025
	(in thousands of dollars)
Operating Activities:
Net income	$326,071	$273,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,534	189,807
Deferred income taxes and investment tax credits	5,305	(57,000)
Changes in regulatory assets and liabilities	33,208	92,160
Pension and postretirement benefit plan expense	33,742	33,911
Contributions to pension and postretirement benefit plans	(26,815)	(25,263)
Earnings of equity-method investments	(2,650)	(2,150)
Distributions from equity-method investments	—	3,350
Allowance for equity funds used during construction	(56,705)	(45,177)
Other non-cash adjustments to net income, net	420	(3,060)
Change in:
Accounts receivable and unbilled receivables	(110,211)	(32,366)
Prepayments	(5,712)	(3,670)
Materials, supplies, and fuel stock	(3,523)	7,759
Accounts and wages payable	(90,975)	(12,643)
Taxes accrued/receivable	82,567	57,562
Other assets and liabilities	(29,639)	(11,322)
Net cash provided by operating activities	365,617	465,019
Investing Activities:
Additions to utility plant, net	(1,177,537)	(825,100)
Payments received from transmission project joint funding partners	171,705	91,966
Proceeds from the sale of renewable energy certificates	34,559	13,151
Other	2,106	3,470
Net cash used in investing activities	(969,167)	(716,513)
Financing Activities:
Issuance of long-term debt	550,000	400,000
Discount on issuance of long-term debt	(12,482)	(3,072)
Retirement of long-term debt	(116,300)	(19,885)
Payments on finance lease liabilities	(4,674)	(2,368)
Dividends on common stock	(149,078)	(140,128)
Capital contribution from parent	376,775	—
Other	(4,929)	(4,450)
Net cash provided by financing activities	639,312	230,097
Net increase (decrease) in cash and cash equivalents	35,762	(21,397)
Cash and cash equivalents at beginning of the period	119,111	188,916
Cash and cash equivalents at end of the period	$154,873	$167,519
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$134,561	$114,854
Non-cash investing and financing activities:
Additions to utility plant in accounts payable	$334,318	$211,545
Right-of-use asset obtained in exchange for finance lease liability	$—	$226,618

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of September 30, 2026, condensed consolidated statements of income for the three months and nine months ended September 30, 2026 and 2025, and condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2025 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense (benefit) (in thousands of dollars):

	IDACORP		Idaho Power
	Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax at statutory rates (federal and state)	$87,206	$67,179	$86,349	$65,335
Excess deferred income tax reversal	(4,872)	(7,293)	(4,872)	(7,293)
Income tax return adjustments	(13,503)	(8,046)	(13,728)	(8,581)
Other(1)	(44,933)	(24,300)	(42,572)	(22,545)
Income tax expense before ADITC	$23,898	$27,540	$25,177	$26,916
Additional ADITC amortization	(6,250)	(39,000)	(6,250)	(39,000)
Income tax expense (benefit)	$17,648	$(11,460)	$18,927	$(12,084)
Effective tax rate	5.1%	(4.3)%	5.5%	(4.6)%
(1) "Other" primarily consists of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information related to income taxes, including cash (refunded) paid for income taxes and cash received from IDACORP related to income taxes, is presented below (in thousands of dollars):

	Nine months ended September 30,
	2026	2025
IDACORP
Total cash (refunded) paid for income taxes	$(3,374)	$5,790

Idaho Power
Total cash received from IDACORP related to income taxes	$(2,443)	$(21,600)

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

Based on its estimate of full-year 2026 Idaho ROE, for the three months and nine months ended September 30, 2026, Idaho Power recorded zero and $6.3 million, respectively, in additional ADITC amortization under the 2025 Settlement Stipulation. Accordingly, as of September 30, 2026, approximately $154 million of additional ADITCs remained available for future use. Idaho Power recorded $2.5 million and $39.0 million, respectively, of additional ADITC amortization for the three months and nine months ended September 30, 2025, based on its then-current estimate of full-year 2025 Idaho ROE.

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

Wildfire Mitigation Cost Recovery

The 2025 Settlement Stipulation authorized Idaho Power to defer certain incremental O&M and insurance costs for wildfire mitigation efforts above the 2024 base through the earlier of the next general rate case or 2027. As of September 30, 2026, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $90.8 million, of which $65.1 million is approved to be amortized and currently collected in Idaho rates.

In December 2025, Idaho Power filed an application with the OPUC requesting authorization to defer for future recovery an estimated $3.1 million of newly identified incremental costs expected to be incurred in 2026 associated with expanded wildfire mitigation efforts. In September 2026, the OPUC approved the application. As of September 30, 2026, Idaho Power’s deferral balance of Oregon-jurisdiction costs related to the WMP was $3.2 million, of which $2.0 million is approved to be amortized and currently collected in Oregon rates.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$614,841	$526,424	$1,466,707	$1,386,879
Alternative revenue programs and other revenues	(7,804)	(2,875)	11,765	18,294
Total electric utility operating revenues	$607,037	$523,549	$1,478,472	$1,405,173

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Retail revenues:
Residential (includes $(7,811), $(4,125), $8,674, and $(9,194), respectively, related to the FCA)(1)	$235,900	$195,445	$608,260	$535,505
Commercial (includes $(58), $(70), $137, and $(150), respectively, related to the FCA)(1)	123,946	111,510	319,374	304,014
Industrial	91,278	72,079	236,963	205,526
Irrigation	115,648	101,690	214,895	195,172
Deferred revenue related to HCC relicensing AFUDC(2)	(12,605)	(2,854)	(30,240)	(6,848)
Total retail revenues	554,167	477,870	1,349,252	1,233,369
Less: FCA mechanism revenues(1)	7,869	4,195	(8,811)	9,344
Wholesale energy sales	16,957	10,520	25,328	45,443
Transmission wheeling-related revenues	18,476	17,856	51,347	53,624
Energy efficiency program revenues	8,011	7,460	20,293	18,808
Other revenues from contracts with customers	9,361	8,523	29,298	26,291
Total revenues from contracts with customers	$614,841	$526,424	$1,466,707	$1,386,879
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

The table below presents the FCA mechanism revenues and other revenues (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
FCA mechanism revenues	$(7,869)	$(4,195)	$8,811	$(9,344)
Derivative revenues	65	1,320	2,954	27,638
Total alternative revenue programs and other revenues	$(7,804)	$(2,875)	$11,765	$18,294

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Nine months ended September 30,
	2026	2025
Balance at beginning of period	$3,788	$5,071
Additions to the allowance	3,993	2,658
Write-offs, net of recoveries	(2,720)	(3,388)
Balance at end of period	$5,061	$4,341
Allowance for uncollectible accounts as a percentage of customer receivables	3.0%	3.0%

5. LONG-TERM DEBT

Long-Term Debt Issuances, Maturities, and Redemptions

On February 27, 2026, Idaho Power issued $350 million in aggregate principal amount of 4.85% first mortgage bonds, secured medium-term notes, Series O, maturing on March 1, 2036.

On July 15, 2026, Idaho Power repaid $116 million in aggregate principal amount of maturing 1.70% pollution control revenue bonds.

On August 6, 2026, Idaho Power issued $200 million in aggregate principal amount of its 5.70% first mortgage bonds, secured medium-term notes, Series O, maturing on March 15, 2055. The bonds were issued at a reoffer yield of 6.133%, which resulted in net proceeds to Idaho Power of $186.6 million plus accrued interest. After this offering the aggregate principal amount of the 5.70% first mortgage bonds is $600 million.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In June and July 2026, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.5 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through June 30, 2029, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8 percent. At September 30, 2026, $1.3 billion remained available for debt issuance under the regulatory orders.

Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture), limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2026, the maximum amount of additional first mortgage bonds Idaho Power could issue under this test was approximately $2.4 billion. The Indenture also imposes a fixed cap of $5.5 billion on the aggregate amount of first mortgage bonds that may be outstanding under the Indenture, which cap may be amended under certain conditions. As of September 30, 2026, Idaho Power could issue approximately $1.6 billion of additional first mortgage bonds under that aggregate cap.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2026, IDACORP issued an aggregate of 2,996,285 shares of common stock using original issuances of shares. IDACORP granted 71,855 restricted stock unit awards and issued 55,032 shares of common stock to employees pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, and issued an additional 31,837 shares of common stock pursuant to director equity compensation plans. IDACORP issued 31,323 shares of common stock pursuant to the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and 3,226 shares pursuant to the Idaho Power Company Employee Savings Plan.

At-the-Market Offering Programs (2024 & 2026 ATM Series): On May 15, 2026, IDACORP entered into an Equity Distribution Agreement pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $600 million of shares of its common stock through the 2026 ATM, which includes the ability to enter into FSAs. At September 30, 2026, IDACORP had $66.5 million of remaining capacity under its 2026 ATM. Before the 2026 ATM became effective, IDACORP had available the 2024 ATM providing for the sale of up to an aggregate gross sales price of $300 million of shares of its common stock. Upon effectiveness of the 2026 ATM, the 2024 ATM terminated with respect to new issuances.

During the nine months ended September 30, 2026, IDACORP executed FSAs under its 2024 ATM and 2026 ATM with various counterparties who borrowed and sold 4,926,437 shares of IDACORP’s common stock at an aggregate gross sales price of $689.0 million, including approximately $7.0 million in commissions and fees payable by IDACORP to the counterparties upon settlement.

At September 30, 2026, IDACORP had the following FSAs outstanding under its 2024 ATM and 2026 ATM (in thousands of dollars, except for shares and forward prices):

Maturity Date	ATM Series	Shares	Net Proceeds Available	Forward Price
March 31, 2027	2024	530,000	$74,183	$139.97
March 31, 2027	2024	245,830	34,802	141.57
March 31, 2027	2024	325,561	45,072	138.44
May 28, 2027	2026	534,111	74,567	139.61
May 28, 2027	2026	530,000	74,030	139.68
December 3, 2027	2026	830,000	112,556	135.61
February 29, 2028	2026	141,446	19,865	140.45
February 29, 2028	2026	889,489	124,222	139.66
February 29, 2028	2026	900,000	125,176	139.08
Total / Weighted Average Forward Price		4,926,437	$684,473	$138.94

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

At September 30, 2026, IDACORP could have settled all its outstanding FSAs under the ATMs with physical delivery of 4,926,437 shares of common stock to the counterparties in exchange for cash of $684.5 million. At September 30, 2026, IDACORP could have settled the FSAs with net receipt from various counterparties of approximately $3.3 million of cash or approximately 26,319 shares of common stock, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

During the nine months ended September 30, 2026, IDACORP settled the following FSAs (in thousands of dollars, except for settlement shares and forward settlement prices):

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

During the nine months ended September 30, 2026, and subsequently through the date of this report, IDACORP settled the following FSAs under the 2025 Series (in thousands of dollars, except for settlement shares and forward settlement prices):

Settlement Date	Settlement Shares	Net Cash Proceeds(1)	Forward Settlement Price
May 28, 2026	695,884	$75,000	$107.78
July 13, 2026	1,726,727	186,775	108.17
October 15, 2026	1,030,843	$111,443	$108.11
Total / Weighted Average Forward Settlement Price	3,453,454	$373,218	$108.07

(1) Settlement of the FSAs is recognized in IDACORP’s equity on the settlement date.

At September 30, 2026, IDACORP could have settled the remaining outstanding FSAs with physical delivery of 2,757,569 shares of common stock to the counterparties in exchange for cash of $297.7 million. The FSAs could have also been settled at September 30, 2026, with delivery of approximately $89.2 million of cash or approximately 634,702 shares of common stock to the counterparties, if IDACORP had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

FSA Earnings Per Share Dilution: Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three months and nine months ended September 30, 2026, approximately 758,000 and 1,074,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. For the three months and nine months ended September 30, 2025, approximately 744,000 and 311,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs. See Note 7 - "Earnings Per Share" for additional information on IDACORP's diluted earnings per share.

Idaho Power Common Stock

During the three months and nine months ended September 30, 2026, IDACORP contributed $186.8 million and $376.8 million, respectively, of additional capital to Idaho Power. No additional shares of Idaho Power common stock were issued.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP, and IDACORP’s ability to pay dividends on its common stock, are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Statement of Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2026, the leverage ratios for IDACORP and Idaho Power, as defined in the credit facilities, were each 51 percent. Based on these restrictions, IDACORP’s and Idaho Power’s potential dividends were limited to $1.8 billion and $1.7 billion, respectively, at September 30, 2026. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2026, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Statement of Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2026, Idaho Power's common equity capital was 49 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to IDACORP, Inc.	$160,213	$124,437	$330,771	$279,865
Denominator:
Weighted-average common shares outstanding - basic	57,732	54,172	56,189	54,147
Effect of dilutive securities(1)	924	883	1,213	375
Weighted-average common shares outstanding - diluted	58,656	55,055	57,402	54,522
Basic earnings per share	$2.78	$2.30	$5.89	$5.17
Diluted earnings per share	$2.73	$2.26	$5.76	$5.13
(1) Includes the effect of dilutive securities related to FSAs. See Note 6 - "Common Stock" for additional information on IDACORP's FSAs.

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2026, Idaho Power entered into the following agreements:

•fuel-related agreements in April 2026, increasing its contractual purchase obligations by approximately $1.6 billion over a 15-year term, beginning May 2030 and expiring May 2045;
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
•an agreement in June 2026 to acquire and own certain equipment and to receive related technical services, which increased Idaho Power's contractual purchase obligations by approximately $218.0 million through the first half of 2029; and

•an agreement in July 2026 to extend an expiring PPA with a wind facility, which increased Idaho Power's contractual purchase obligations by approximately $94.6 million over the 5-year term commencing in January 2028.

Except as discussed above, during the nine months ended September 30, 2026, IDACORP's and Idaho Power's contractual obligations outside the ordinary course of business did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2025 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $49.7 million at September 30, 2026, representing IERCo's one-third share of BCC's total reclamation obligation of $149.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2026, the value of BCC's reclamation trust fund exceeded WDEQ's guarantee requirement for the total reclamation obligation. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2026, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has the noncontributory defined benefit pension plan and two nonqualified defined benefit plans for certain senior management employees called the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2026 and 2025 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$8,168	$8,115	$240	$293	$166	$168	$8,574	$8,576
Interest cost	14,539	14,379	1,430	1,410	735	743	16,704	16,532
Expected return on plan assets	(18,539)	(17,229)	—	—	(453)	(447)	(18,992)	(17,676)
Amortization of prior service cost	2	2	55	55	275	344	332	401
Amortization of net loss	—	—	241	173	(422)	(441)	(181)	(268)
Net periodic benefit cost	4,170	5,267	1,966	1,931	301	367	6,437	7,565
Regulatory deferral of net periodic benefit cost(1)	(3,985)	(5,058)	—	—	—	—	(3,985)	(5,058)
Previously deferred pension costs recognized(1)	8,796	8,796	—	—	—	—	8,796	8,796
Net periodic benefit cost recognized for financial reporting(1)(2)	$8,981	$9,005	$1,966	$1,931	$301	$367	$11,248	$11,303
(1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting, $9.8 million and $9.8 million, respectively, were recognized in "Other operations and maintenance" and $1.6 million and $1.5 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2026 and 2025.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2026 and 2025 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$24,505	$23,830	$720	$879	$497	$504	$25,722	$25,213
Interest cost	43,617	42,113	4,291	4,230	2,207	2,230	50,115	48,573
Expected return on plan assets	(55,617)	(51,698)	—	—	(1,360)	(1,340)	(56,977)	(53,038)
Amortization of prior service cost	5	5	166	166	824	1,031	995	1,202
Amortization of net loss	—	—	721	518	(1,266)	(1,324)	(545)	(806)
Net periodic benefit cost	12,510	14,250	5,898	5,793	902	1,101	19,310	21,144
Regulatory deferral of net periodic benefit cost(1)	(11,955)	(13,620)	—	—	—	—	(11,955)	(13,620)
Previously deferred pension costs recognized(1)	26,387	26,387	—	—	—	—	26,387	26,387
Net periodic benefit cost recognized for financial reporting(1)(2)	$26,942	$27,017	$5,898	$5,793	$902	$1,101	$33,742	$33,911
(1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting, $29.1 million and $29.4 million, respectively, were recognized in "Other operations and maintenance" and $4.6 million and $4.5 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2026 and 2025.

Idaho Power has no minimum contribution to its pension plan required in 2026. During the nine months ended September 30, 2026, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Financial swaps	Operating revenues	$65	$270	$935	$559
Financial swaps	Purchased power	(417)	(1,948)	(3,972)	(2,927)
Financial swaps	Fuel expense	(6,233)	(9,145)	(33,823)	(21,881)
Forward contracts	Operating revenues	—	(4)	58	387
Forward contracts	Purchased power	—	12	(58)	(458)
Forward contracts	Fuel expense	(1,261)	(322)	(3,653)	(1,153)
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

Credit Risk

At September 30, 2026, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, bonds, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2026, was $61.6 million. As of September 30, 2026, Idaho Power posted $47.8 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2026, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $34.4 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets (in thousands of dollars):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2026
Current:
Financial swaps	Other current liabilities	3,969	(3,969)	—	41,125	(36,620)	(1)	4,505
Forward contracts	Other current assets	443	(40)	403	40	(40)		—
Forward contracts	Other current liabilities	—	—	—	1,246	—		1,246
Long-term:
Financial swaps	Other assets	168	(87)	81	87	(87)		—
Financial swaps	Other liabilities	3,311	(3,311)	—	7,395	(5,459)	(2)	1,936
Forward contracts	Other liabilities	—	—	—	9,818	—		9,818
Total		$7,891	$(7,407)	$484	$59,711	$(42,206)		$17,505

December 31, 2025
Current:
Financial swaps	Other current liabilities	$2,535	$(2,535)	$—	$34,486	$(29,394)	(3)	$5,092
Forward contracts	Other current assets	3	—	3	—	—		—
Forward contracts	Other current liabilities	—	—	—	1,009	—		1,009
Long-term:
Financial swaps	Other liabilities	1,444	(1,444)	—	7,479	(4,385)	(4)	3,094
Forward contracts	Other liabilities	—	—	—	10,524	—		10,524
Total		$3,982	$(3,979)	$3	$53,498	$(33,779)		$19,719
(1) Current liability derivative amounts offset include $32.7 million of collateral receivable at September 30, 2026.
(2) Long-term liability derivative amounts offset include $2.1 million of collateral receivable at September 30, 2026.
(3) Current liability derivative amounts offset include $26.9 million of collateral receivable at December 31, 2025.
(4) Long-term liability derivative amounts offset include $2.9 million of collateral receivable at December 31, 2025.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding (in thousands of units):

		September 30,
Commodity	Units	2026	2025
Electricity purchases	MWh	978	208
Electricity sales	MWh	793	—
Natural gas purchases	MMBtu	152,950	114,725
Natural gas sales	MMBtu	525	—

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2026.

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

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis (in thousands of dollars):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$19,893	$—	$—	$19,893	$62,012	$—	$—	$62,012
Idaho Power	76,840	—	—	76,840	110,602	—	—	110,602
Derivatives	484	—	—	484	—	3	—	3
Equity securities	33,796	—	—	33,796	38,448	—	—	38,448
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	7,739	—	—	—	5,948
Liabilities:
Derivatives	6,795	10,710	—	17,505	8,186	11,533	—	19,719
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

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$1,507	$1,507	$1,507	$1,507
Held-to-maturity securities(1)(2)	34,060	31,550	33,822	32,468
Liabilities:
Long-term debt (including current portion)(1)	3,864,713	3,383,886	3,447,338	3,270,200
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$34,060	$31,550	$33,822	$32,468
Liabilities:
Long-term debt (including current portion)(1)	3,864,713	3,383,886	3,447,338	3,270,200
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $2.5 million and $1.4 million as of September 30, 2026, and December 31, 2025, respectively. Substantially all of these debt securities mature between 2027 and 2038. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of September 30, 2026, and December 31, 2025.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2026:
Revenues	$607,037	$999	$—	$608,036
Depreciation and amortization	71,928	—	—	71,928
Other income (expense), net	23,977	70	—	24,047
Interest income including carrying charges on regulatory assets	7,505	955	(605)	7,855
Earnings of unconsolidated equity-method investments	1,228	1,051	—	2,279
Interest expense	49,390	685	(605)	49,470
Income tax expense (benefit)	3,163	(156)	—	3,007
Net income attributable to IDACORP, Inc.	158,136	2,077	—	160,213
Expenditures for long-lived assets	369,770	21	—	369,791
Total assets as of September 30, 2026	11,308,019	199,984	(137,657)	11,370,346
Three months ended September 30, 2025:
Revenues	$523,549	$868	$—	$524,417
Depreciation and amortization	64,493	—	—	64,493
Other income (expense), net	19,196	93	—	19,289
Interest income including carrying charges on regulatory assets	8,967	2,678	(761)	10,884
Earnings of unconsolidated equity-method investments	996	1,189	—	2,185
Interest expense	44,796	849	(761)	44,884
Income tax expense	7,321	365	—	7,686
Net income attributable to IDACORP, Inc.	122,156	2,281	—	124,437
Expenditures for long-lived assets	290,600	123	—	290,723
Nine months ended September 30, 2026:
Revenues	$1,478,472	$2,774	$—	$1,481,246
Depreciation and amortization	203,790	—	—	203,790
Other income (expense), net	71,450	247	—	71,697
Interest income including carrying charges on regulatory assets	21,890	3,523	(1,779)	23,634
Earnings of unconsolidated equity-method investments	2,650	1,618	—	4,268
Interest expense	140,817	1,996	(1,779)	141,034
Income tax expense (benefit)	18,927	(1,279)	—	17,648
Net income attributable to IDACORP, Inc.	326,071	4,700	—	330,771
Expenditures for long-lived assets	1,177,537	289	—	1,177,826
Nine months ended September 30, 2025:
Revenues	$1,405,173	$2,581	$—	$1,407,754
Depreciation and amortization	185,407	—	—	185,407
Other income (expense), net	55,200	(144)	—	55,056
Interest income including carrying charges on regulatory assets	27,541	8,437	(2,275)	33,703
Earnings of unconsolidated equity-method investments	2,150	2,058	—	4,208
Interest expense	124,019	2,610	(2,275)	124,354
Income tax (benefit) expense	(12,084)	624	—	(11,460)
Net income attributable to IDACORP, Inc.	273,121	6,744	—	279,865
Expenditures for long-lived assets	825,100	252	—	825,352

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax (in thousands of dollars). Items in parentheses indicate charges to AOCI.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Defined benefit pension items
Balance at beginning of period	$(14,501)	$(13,481)	$(14,944)	$(13,592)
Other comprehensive income before reclassification	—	—	—	(229)
Amounts reclassified out of AOCI	222	171	665	511
Balance at end of period	$(14,279)	$(13,310)	$(14,279)	$(13,310)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization of defined benefit pension items(1)
Prior service cost	$55	$55	$166	$166
Net loss	241	173	721	518
Total before tax	296	228	887	684
Tax benefit(2)	(74)	(57)	(222)	(173)
Total reclassification for the period, net of tax	$222	$171	$665	$511
(1) Amortization of these items is included in IDACORP's condensed consolidated statements of income in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings (in thousands of dollars).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,293,917	$2,153,655	$2,223,899	$2,096,151
Net income	158,136	122,156	326,071	273,121
Dividends to parent	(51,197)	(46,778)	(149,114)	(140,239)
Balance at end of period	$2,400,856	$2,229,033	$2,400,856	$2,229,033

16. ASSETS HELD FOR SALE

On February 13, 2026, Idaho Power executed a definitive asset purchase agreement to sell its Oregon electric distribution business as well as certain Oregon transmission assets to OTEC. The base purchase price to be paid by OTEC for the Oregon Sale is $154 million, and is subject to certain adjustments as of the closing of the transaction. Idaho Power has agreed to operate its Oregon electric distribution business and applicable transmission assets in the ordinary course of business and subject to certain operating covenants during the period between the date of the asset purchase agreement and the completion of the proposed transaction. Idaho Power also agreed to provide certain transition services to OTEC for a limited post-closing period for a fee. While Idaho Power expects the transaction to be completed within one year of September 30, 2026, the Oregon Sale is subject to various closing conditions, including approvals of the OPUC, IPUC, and FERC, as well as certain price adjustment and termination provisions.

Idaho Power determined that the assets and liabilities related to the Oregon Sale (disposal group) met the criteria for classification as held for sale as of September 30, 2026. Accordingly, the disposal group was reclassified to assets held for sale and liabilities held for sale, respectively, within the condensed consolidated balance sheets as of September 30, 2026. The disposal group is reported within IDACORP's Utility Operations reportable segment. See Note 13 - "Segment Information."

Upon reclassification, the disposal group was measured at the lower of its carrying amount or estimated fair value less costs to sell. As a result of this measurement, the fair value less costs to sell of the disposal group exceeds its net carrying amount as of September 30, 2026, and accordingly no impairment loss has been recognized for the three months and nine months ended September 30, 2026. Any gain on the Oregon Sale will be recognized upon closing of the transaction. Because depreciation and amortization of the assets and liabilities included in the disposal group continue to be reflected in Oregon customer rates through closing of the transaction, Idaho Power will continue recording depreciation and amortization on the disposal group through that date.

The disposal group has not been classified as a discontinued operation and the historical results of the disposal group are included in the condensed consolidated statements of income for all periods presented.

The table below summarizes components of assets and liabilities in the disposal group classified as held for sale on the condensed consolidated balance sheets (in thousands of dollars):

September 30, 2026
Assets held for sale:
Current regulatory assets	$2,514
Utility plant in service	164,692
Accumulated provision for depreciation	(48,248)
Construction work in progress	3,262
Regulatory assets	9,844
Total assets held for sale(1)	$132,064

Liabilities held for sale:
Current regulatory liabilities	$1,031
Regulatory liabilities	8,518
Total liabilities held for sale(1)	$9,549
(1) Total assets held for sale and total liabilities held for sale are presented within current assets and current liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2026, as the sale is expected to be completed within 12 months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2026, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2026, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2026

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2025 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2026 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by the discussion in this MD&A. Some notable developments that have occurred since that report include the following:

•Idaho Power continues to experience and forecast positive customer growth in its service area. During the twelve months ended September 30, 2026, Idaho Power's customer count grew by approximately 15,000 customers and the customer growth rate was 2.2 percent.
•In September 2026, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP's common stock from $0.88 per share to $0.90 per share, as a part of a 200 percent increase in quarterly dividends over the last 15 years.
•So far in 2026, Idaho Power has taken important actions and several key projects achieved notable milestones, underscoring significant progress towards addressing Idaho Power's growing capacity and energy needs in 2026 and beyond:
◦In March, Idaho Power filed a CPCN request for two facilities: (1) a 222 MW natural gas-fueled facility, with an expected in-service date in 2029, and (2) a 430 MW natural gas-fueled facility, with an expected in-service date in 2030. As of the date of this report, the CPCN request remains pending.
◦Also in March, the IPUC approved Idaho Power's agreement to purchase the output of an 80 MW solar facility, with a scheduled online date of June 2027. The IPUC also approved Idaho Power's CPCN request for 167 MW of natural gas-fueled generating capacity next to the existing Bennett Mountain power plant, with an expected in-service date in 2028. Construction commenced at the Bennett Mountain power plant in May 2026.
◦In April, Idaho Power, jointly with co-owner PacifiCorp, filed a CPCN request for Segment E-8 for the GWW transmission line, with an expected in-service date for the entire segment in 2030 or later. As of the date of this report, the CPCN request remains pending.
◦In June, Idaho Power filed an application with the IPUC for an order approving a 20-year PPA with Bluebird Solar Project LLC, supplying up to 200 MW of output to Idaho Power, along with a 20-year energy storage system tolling agreement for 100 MW of dispatchable energy storage capacity. Both are expected to be in-service by June 2028. As of the date of this report, the application remains pending.
◦The conversion of unit 2 at the North Valmy plant from coal to natural gas was completed in June, ending all coal-fired generation at the plant.

◦Also in June, the Hemingway expansion and Boise Bench battery energy storage systems became fully operational, adding 250 MW of energy storage.
◦Construction commenced in June on SWIP-N, a 285-mile high voltage transmission line, with an expected in-service date in 2028.
◦In July, Idaho Power began stringing transmission line wire on B2H and construction continues to progress, with more than half of transmission structures erected and nearly a quarter of conductor installed. B2H remains targeted for a late 2027 in-service date.
◦In July, the IPUC approved Idaho Power's application for a determination that expenditures from 2016 through 2025 on relicensing of the HCC were prudently incurred and thus eligible for inclusion in retail rates in a future regulatory proceeding. In September, FERC issued the final Supplemental Environmental Impact Statement for Idaho Power's HCC relicensing efforts. Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share (in thousands of dollars or shares, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Idaho Power net income	$158,136	$122,156	$326,071	$273,121
Net income attributable to IDACORP, Inc.	$160,213	$124,437	$330,771	$279,865
Weighted average outstanding shares – diluted	58,656	55,055	57,402	54,522
IDACORP, Inc. earnings per diluted share	$2.73	$2.26	$5.76	$5.13

The table below provides a reconciliation of net income attributable to IDACORP for the three months and nine months ended September 30, 2026, from the same periods in 2025 (items are in millions of dollars and are before related income tax impact unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2025		$124.4		$279.9
Increase (decrease) in Idaho Power net income:
Retail revenues per MWh, excluding large contract customers, net of power cost adjustment mechanisms	38.1		75.7
Customer growth, excluding large contract customers, net of associated power supply costs and power cost adjustment mechanisms	5.8		13.9
Usage per retail customer, excluding large contract customers, net of associated power supply costs and power cost adjustment mechanisms	0.2		(12.4)
Idaho fixed cost adjustment (FCA) revenues	(3.7)		18.2
Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism	11.8		20.1
Other O&M expenses	(22.5)		(47.4)
Depreciation and amortization expense	(7.4)		(18.4)
Other changes in operating revenues and expenses, net	10.6		40.0
Increase in Idaho Power operating income	32.9		89.7
Non-operating expense, net	(1.1)		(5.7)
Additional ADITC amortization	(2.5)		(32.7)
Income tax expense, excluding additional ADITC amortization	6.7		1.7
Total increase in Idaho Power net income		36.0		53.0
Other IDACORP changes (net of tax)		(0.2)		(2.1)
Net income attributable to IDACORP, Inc. - September 30, 2026		$160.2		$330.8

Net Income - Third Quarter 2026

IDACORP's net income increased $35.8 million for the third quarter of 2026 compared with the third quarter of 2025, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, excluding large contract customers, and net of power cost adjustment mechanisms, increased operating income by $38.1 million in the third quarter of 2026 compared with the third quarter of 2025. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. For more information on the 2025 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report.

Customer growth, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $5.8 million in the third quarter of 2026 compared with the third quarter of 2025, as the number of Idaho Power customers grew by approximately 15,000, or 2.2 percent, during the twelve months ended September 30, 2026. Usage per retail customer, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, was relatively consistent in the third quarter of 2026 compared with the third quarter of 2025, as a 1 percent increase in usage per residential customer and a 3 percent increase in usage per irrigation customer were mostly offset by a decrease in usage per industrial customer. An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $3.7 million.

Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism, increased operating income by $11.8 million in the third quarter of 2026 compared with the third quarter of 2025. This benefit was primarily due to the commencement of Idaho Power earning revenue under a large customer contract on June 1, 2026, the overall increase in Idaho base rates effective January 1, 2026, and an increase in usage per large contract customer.

Other O&M expenses increased $22.5 million in the third quarter of 2026 compared with the third quarter of 2025, primarily due to the amortization of previously deferred costs associated with the conversion of generating units at the Jim Bridger and North Valmy plants from coal to natural gas and higher wildfire mitigation costs, including amortization of previously deferred wildfire mitigation program expenses. These increases were substantially offset by corresponding revenues recognized through regulatory recovery mechanisms, including the 2025 Settlement Stipulation and approved Idaho and Oregon customer rates.

Depreciation and amortization expense increased $7.4 million in the third quarter of 2026 compared with the third quarter of 2025, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $10.6 million in the third quarter of 2026 compared with the third quarter of 2025. This was due primarily to a decrease in net power supply expenses that were not accrued for future refund in rates through Idaho Power's power cost adjustment mechanisms. Also contributing to the increase in other changes in operating revenues and expenses, net, was lower property tax expense due to property tax legislative changes in Idaho.

Non-operating expense, net, increased $1.1 million in the third quarter of 2026 compared with the third quarter of 2025. Higher long-term debt balances increased interest expense, while lower interest-bearing cash investment balances decreased interest income. This increase was mostly offset by an increase in AFUDC income in the third quarter of 2026 compared with the third quarter of 2025, as the average construction work in progress balance was higher.

The decrease in income tax expense for the third quarter of 2026, compared with the third quarter of 2025, was primarily due to plant-related flow-through items, partially offset by statutory taxes on higher pre-tax income and a decrease in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2026 financial results, Idaho Power recorded no additional ADITC amortization during the third quarter of 2026, compared with $2.5 million of additional ADITC amortization during the third quarter of 2025.

Net Income - Year-To-Date 2026

IDACORP's net income increased $50.9 million for the first nine months of 2026 compared with the first nine months of 2025, due primarily to higher net income at Idaho Power.

The net increase in retail revenues per MWh, excluding large contract customers, and net of power cost adjustment mechanisms, increased operating income by $75.7 million in the first nine months of 2026 compared with the first nine months of 2025. This benefit was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation.

Customer growth, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $13.9 million in the first nine months of 2026 compared with the first nine months of 2025. Usage per retail customer, excluding large contract customers, and net of associated power supply costs and power cost adjustment mechanisms, decreased operating income by $12.4 million in the first nine months of 2026 compared with the first nine months of 2025. Residential usage per customer decreased most significantly, as more moderate temperatures in the first six months of 2026 compared with the first six months of 2025 led residential customers to use less energy for heating and cooling purposes, slightly offset by less moderate temperatures and higher usage per customer in the third quarter of 2026 compared with the third quarter of 2025. A decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $18.2 million.

Retail revenues from large contract customers, net of associated power supply costs and the PCA mechanism, increased operating income by $20.1 million in the first nine months of 2026 compared with the first nine months of 2025. This change was primarily due to the commencement of Idaho Power earning revenue under a large customer contract on June 1, 2026, the overall increase in Idaho base rates effective January 1, 2026, and an increase in usage per large contract customer.

Other O&M expenses increased $47.4 million in the first nine months of 2026 compared with the first nine months of 2025, primarily due to the amortization of previously deferred costs associated with the conversion of generating units at the Jim Bridger and North Valmy plants from coal to natural gas and higher wildfire mitigation costs, including amortization of previously deferred wildfire mitigation program expenses. These increases were substantially offset by corresponding revenues recognized through regulatory recovery mechanisms, including the 2025 Settlement Stipulation and approved Idaho and Oregon customer rates.

Depreciation and amortization expense increased $18.4 million in the first nine months of 2026 compared with the first nine months of 2025, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $40.0 million in the first nine months of 2026 compared with the first nine months of 2025. This was due primarily to a decrease in net power supply expenses that were not accrued for future refund in rates through Idaho Power's power cost adjustment mechanisms. Also contributing to the increase in other changes in operating revenues and expenses, net, was lower property tax expense due to property tax legislative changes in Idaho.

Non-operating expense, net, increased $5.7 million in the first nine months of 2026 compared with the first nine months of 2025. Higher long-term debt balances increased interest expense, while lower interest-bearing cash investment balances decreased interest income. This increase was partially offset by an increase in AFUDC income in the first nine months of 2026 compared with the first nine months of 2025, as the average construction work in progress balance was higher.

The increase in income tax expense was principally the result of a decrease in additional ADITC amortization and statutory taxes on higher pre-tax income, partially offset by plant-related flow-through items. Based on Idaho Power's current expectations of full-year 2026 financial results, Idaho Power recorded $6.3 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first nine months of 2026, compared with $39.0 million of additional ADITC amortization during the same period in 2025.

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

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant authorized by the IPUC and OPUC and any write-downs. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the B2H, GWW, and SWIP-N projects. To help meet growing capacity and energy needs, Idaho Power is planning to construct three new natural gas-fired generating facilities with planned generation capacities of 167 MW, 222 MW, and 430 MW, and expected in-service dates in 2028, 2029, and 2030, respectively. Idaho Power also has RFPs in progress for resources beyond those years. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company continues a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding, as well as through recovery via regulator-approved large customer contracts, but the company incurs the cash requirements of constructing and the costs of financing those resources before they are in rates and customer revenues.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended September 30, 2026, Idaho Power's customer count grew by 2.2 percent. While recessionary or volatile economic conditions could slow the rate of customer growth, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future. This was visible during the third quarter of 2026, with an increase in large contract industrial loads and revenues over the prior year's third quarter driven by the ramp-up in electric service and in revenues by two large contract customers. Idaho Power expects these customers, together with other large contract customers, to ramp up operations further during the remainder of 2026 and for the next several years. Idaho Power is in the process of discussing and negotiating terms, conditions, and pricing of potential service agreements with several large contract customers.

Idaho Power is preparing its 2027 IRP, its 20-year forecast of load and power supply resource options. Included in the below table are Idaho Power's preliminary load forecast assumptions the company anticipates using in the 2027 IRP as of the date of this report, and for comparison purposes, growth rates Idaho Power used in its prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand MW)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand MW)
2027 IRP (Preliminary)	8.9%	5.4%	2.6%	2.0%
2025 IRP	8.3%	5.1%	2.7%	1.9%
2023 IRP	5.5%	3.7%	2.1%	1.8%

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this variability is addressed through the Idaho and Oregon power cost adjustment mechanisms, which mitigate in large part the impact on earnings. For 2026, as of the date of this report, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 6.0 million MWh, compared with actual generation of 7.0 million MWh in 2025 and a 20-year average annual total of approximately 7.3 million MWh.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced severe wildfires. A variety of factors have contributed to this trend including increased wildland-urban interfaces, historical land management practices, climate change, and overall wildland and forest conditions. Idaho Power is taking a proactive approach to wildfire risk in its service area and transmission corridors. In 2021, Idaho Power adopted a WMP that outlined actions Idaho Power is taking or is working to implement to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires, and Idaho Power has refined that WMP over time. Idaho Power's approach to wildfire mitigation includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of its approach through metrics and monitoring. Idaho Power has regulatory authorization in both Idaho and Oregon to defer, for potential future amortization, certain actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferrals are described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report and the condensed consolidated financial statements included in this report. In December 2025, Idaho Power filed its 2026-2028 WMP with the OPUC, and in June 2026, the OPUC issued an order approving the WMP. In October 2026, Idaho Power filed its 2027 WMP with the IPUC for approval. See "Other Matters - Idaho Wildfire Standard of Care Act" included in the 2025 Annual Report, for additional details.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and nine months ended September 30, 2026. In this analysis, the results for the three months and nine months ended September 30, 2026, are compared with the same periods in 2025.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Retail energy sales	5,000	4,854	12,852	12,677
Wholesale energy sales	265	193	483	1,230
Energy sales bundled with renewable energy credits	—	26	80	641
Total energy sales	5,265	5,073	13,415	14,548
Hydropower generation	1,315	1,483	4,469	5,751
Jointly-owned thermal generation(1)	1,371	1,046	2,285	2,183
Natural gas and other generation	1,304	1,276	2,690	2,802
Total system generation	3,990	3,805	9,444	10,736
Purchased power	1,610	1,641	4,906	4,849
Line losses, net of battery discharge	(335)	(373)	(935)	(1,037)
Total energy supply	5,265	5,073	13,415	14,548
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Normal (2)	2026	2025	Normal (2)
Heating degree-days(1)	61	7	94	2,624	2,989	3,181
Cooling degree-days(1)	1,025	967	847	1,226	1,248	1,035
Precipitation (inches)	0.5	1.7	0.8	7.9	8.1	8.0
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

Sales Volume and Generation: Retail sales volumes increased 3 percent and 1 percent for the third quarter and first nine months of 2026, respectively, compared with the same periods in 2025. The increases were primarily due to customer growth, as the number of Idaho Power's customers grew by 2.2 percent over the prior twelve months, and increased usage per large contract and irrigation customers. For more information on the changes in sales volumes, see the "Operating Revenues" section below in this MD&A.

Total system generation increased 5 percent in the third quarter of 2026 compared with the third quarter of 2025, due primarily to higher jointly-owned thermal generation, partially offset by lower hydropower generation. Total system generation decreased 12 percent in the first nine months of 2026 compared with the same period in 2025, due primarily to lower hydropower generation and natural gas generation, partially offset by an increase in jointly-owned thermal generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Retail revenues:
Residential (includes $(7,811), $(4,125), $8,674 and $(9,194), respectively, related to the FCA)(1)	$235,900	$195,445	$608,260	$535,505
Commercial (includes $(58), $(70), $137, and $(150), respectively, related to the FCA)(1)	123,946	111,510	319,374	304,014
Industrial	91,278	72,079	236,963	205,526
Irrigation	115,648	101,690	214,895	195,172
Deferred revenue related to HCC relicensing AFUDC(2)	(12,605)	(2,854)	(30,240)	(6,848)
Total retail revenues	$554,167	$477,870	$1,349,252	$1,233,369
Volume of retail sales (MWh)
Residential	1,681	1,621	4,515	4,593
Commercial	1,210	1,191	3,298	3,302
Industrial	1,041	984	2,995	2,817
Irrigation	1,068	1,058	2,044	1,965
Total retail MWh sales	5,000	4,854	12,852	12,677
Number of retail customers at period end
Residential	570,466	557,065
Commercial	82,035	80,707
Industrial	157	150
Irrigation	22,709	22,620
Total customers	675,367	660,542
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

Retail revenues increased $76.3 million and $115.9 million during the third quarter and first nine months of 2026, respectively, compared with the same periods in 2025. The factors affecting retail revenues during the periods are discussed below.

•Rates: Customer rates, excluding revenues related to large contract customers, and power cost adjustment mechanisms, increased retail revenues by $38.1 million and $75.7 million, respectively, for the three months and nine months ended September 30, 2026, compared with the same periods in 2025. This was due primarily to an overall increase in Idaho base rates, effective January 1, 2026, from the outcome of the 2025 Settlement Stipulation. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $18.3 million and decreased revenues by $5.1 million in the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.2 percent during the twelve months ended September 30, 2026, increased retail revenues, excluding large contract customers, by $9.2 million and $20.6 million in the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025.
•Usage: Usage (on a per customer basis), excluding large contract customers, increased retail revenues by $0.7 million in the third quarter of 2026, compared with the third quarter of 2025, due to a 3 percent increase in usage per irrigation customer and a 1 percent increase in usage per residential customer, partially offset by a 3 percent decrease in usage per industrial customer and changes in customer mix. Lower usage per customer, excluding large contract customers, decreased retail revenues by $18.3 million in the first nine months of 2026, compared with the same period of 2025. Usage per residential customer decreased most significantly, as more moderate temperatures in the first six months of 2026 compared with the first six months of 2025 led these customers to use less energy for heating and cooling purposes, slightly offset by less moderate temperatures and higher usage per residential customer in the third quarter of 2026 compared with the third quarter of 2025.
•FCA Mechanism: An increase in the deferral of residential and small commercial customer revenues through the FCA mechanism negatively affected retail revenues by $3.7 million in the third quarter of 2026, compared with the same period in 2025. Conversely, a decrease in the deferral of residential and small commercial customer revenues through the FCA mechanism positively affected retail revenues by $18.2 million in the first nine months of 2026, compared with the same period in 2025.
•Large Contract Customers: Retail revenues from large contract customers increased $13.7 million and $24.8 million during the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025. The increases were primarily due to the commencement of Idaho Power earning revenue under a large customer contract on June 1, 2026, the overall increase in Idaho base rates effective January 1, 2026, and an increase in usage per large contract customer.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales (in thousands of dollars or MWh, except for revenue per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Wholesale energy revenues	$16,957	$10,520	$25,328	$45,443
Wholesale MWh sold	265	193	483	1,230
Wholesale energy revenues per MWh	$63.99	$54.51	$52.44	$36.95

In the third quarter of 2026, wholesale energy revenues increased $6.4 million compared with the same period of 2025, due primarily to an increase in wholesale energy volumes sold and higher market prices. Wholesale energy revenues decreased $20.1 million in the first nine months of 2026, compared with the same period of 2025, as lower wholesale energy sales volumes were partially offset by higher market prices. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes (in thousands of dollars or MWh, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Purchased power expense	$140,519	$121,276	$296,056	$284,163
MWh purchased	1,610	1,641	4,906	4,849
Average cost per MWh	$87.28	$73.90	$60.35	$58.60

Purchased power expense increased $19.2 million, or 16 percent, and $11.9 million, or 4 percent, during the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025, primarily due to higher market prices.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation (in thousands of dollars or MWh, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fuel Expense
Jointly-owned thermal(1)	$33,847	$37,350	$65,602	$85,082
Natural gas(2)	40,343	37,642	100,640	94,156
Total fuel expense	$74,190	$74,992	$166,242	$179,238
MWh generated
Jointly-owned thermal(1)	1,371	1,046	2,285	2,183
Natural gas(2)	1,304	1,276	2,690	2,802
Total MWh generated	2,675	2,322	4,975	4,985
Average cost per MWh - Jointly-owned thermal	$24.69	$35.71	$28.71	$38.97
Average cost per MWh - Natural gas	$30.94	$29.50	$37.41	$33.60
Weighted average, all sources	$27.73	$32.30	$33.42	$35.96

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

Fuel expense decreased $0.8 million, or 1 percent, and $13.0 million, or 7 percent, in the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025, primarily attributable to a decrease in coal prices. For the third quarter of 2026, this decrease was partially offset by a 15 percent increase in total MWh generated from jointly-owned thermal and natural gas facilities compared with the same period of 2025.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the third quarters and first nine months of 2026 and 2025, losses on financial gas hedges of $6.2 million and $9.1 million, respectively, and $33.9 million and $21.9 million, respectively, increased natural gas fuel expense. Most of these realized hedging losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms (in thousands of dollars).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Idaho power supply cost accrual (deferral)	$11,034	$(2,002)	$37,987	$46,935
Oregon power supply cost deferral	—	(523)	—	(2,317)
Amortization of prior year authorized balances	(23,436)	(15,770)	(50,789)	13,349
Total power cost adjustment (income statement)	$(12,402)	$(18,295)	$(12,802)	$57,967

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the third quarter and first nine months of 2026, lower purchased power and fuel costs led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the balancing adjustment component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses increased $22.5 million and $47.4 million in the third quarter and first nine months of 2026, respectively, compared with the same periods of 2025. These increases were primarily due to the amortization of previously deferred costs associated with the conversion of generating units at the Jim Bridger and North Valmy plants from coal to natural gas and higher wildfire mitigation costs, including amortization of previously deferred wildfire mitigation program expenses. These increases were substantially offset by corresponding revenues recognized through regulatory recovery mechanisms, including the 2025 Settlement Stipulation and approved Idaho and Oregon customer rates.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $29.1 million and $31.0 million, respectively, for the nine months ended September 30, 2026, when compared with the same period in 2025, primarily due to decreased ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report, and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. Also, greater flow-through tax benefits from plant-related items mostly offset an increase in statutory taxes on higher pre-tax income. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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
As of October 23, 2026, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included the following:

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
•IDACORP's executed FSAs under its 2024 ATM, which may be physically settled with common stock in exchange for net proceeds, which as of October 23, 2026, would have been approximately $154 million;
•IDACORP's executed FSAs under its 2026 ATM, which may be physically settled with common stock in exchange for net proceeds, which as of October 23, 2026, would have been approximately $532 million;
•IDACORP's FSAs, executed outside of its ATMs, which may be physically settled with common stock in exchange for net proceeds, which as of October 23, 2026, would have been approximately $187 million; and
•Idaho Power's shelf registration statement filed with the SEC on February 21, 2025, which may be used for the issuance of first mortgage bonds and other debt securities; $1.3 billion is available for issuance pursuant to state regulatory authority.

IDACORP uses original issuances of shares for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Employee Savings Plan. IDACORP may discontinue using original issuances of shares for these plans at any time.

In February and August 2026, Idaho Power issued $350 million and $200 million in first mortgage bonds, respectively. In July 2026, Idaho Power repaid $116 million in aggregate principal amount of maturing pollution control revenue bonds. For more detailed information about Idaho Power's long-term debt transactions, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

During the nine months ended September 30, 2026, IDACORP executed FSAs under its 2024 ATM and 2026 ATM at aggregate gross sales prices totaling $689 million. In addition, IDACORP settled FSAs under its 2024 ATM and FSAs executed outside of its ATMs, resulting in aggregate cash proceeds of $314 million.

Subsequently, through the date of this report, IDACORP settled FSAs executed outside of its ATMs, resulting in cash proceeds of $111 million in October 2026.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2026, IDACORP's and Idaho Power's capital structure ratios, with no impact to equity from unsettled FSAs, were as follows:

	IDACORP	Idaho Power
Debt	49%	49%
Equity	51%	51%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At September 30, 2026, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2026.

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

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2026, were $378 million and $366 million, respectively, a decrease in cash flows from operations of $86 million for IDACORP and $99 million for Idaho Power, when compared with the same period in 2025. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first nine months of 2026 when compared with the same period in 2025 were as follows:

•a $51 million and $53 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the PCA and FCA mechanisms, decreased IDACORP and Idaho Power operating cash flows by $59 million;
•changes in deferred taxes and taxes accrued and receivable combined to increase operating cash flows for IDACORP and Idaho Power by $26 million and $87 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the timing of collections of accounts receivable and unbilled receivables decreased operating cash flows for IDACORP and Idaho Power by $78 million;
◦the changes in materials, supplies, and fuel stock decreased operating cash flow by $11 million for IDACORP and Idaho Power, which was due to the timing of purchases and consumption of materials and supplies inventory at Idaho Power and coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable decreased operating cash flows for IDACORP by $1 million and decreased operating cash flows for Idaho Power by $78 million. The difference in the changes between IDACORP and Idaho Power relates primarily to the timing of intercompany tax payments from Idaho Power to IDACORP; and
◦the changes in other assets and liabilities decreased cash flows by $18 million for IDACORP and Idaho Power, primarily due to Idaho Power's transmission network upgrade deposit payments and the timing of interest payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2026, were $981 million and $969 million, respectively, increasing cash outflow by $250 million for IDACORP and by $253 million for Idaho Power when compared with the same period in 2025. Investing cash outflows for 2026 and 2025 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth and resource needs, aging plant and equipment, and environmental and regulatory compliance requirements. Investing cash outflows were partially offset in 2026 and 2025 by reimbursements from a B2H project joint funding partner and proceeds from the sale of renewable energy certificates.

Financing Cash Flows

Financing activities primarily provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2026, were $574 million and $639 million, respectively, an increase of $343 million and $409 million for IDACORP and Idaho Power, respectively, when compared with the same period in 2025. IDACORP and Idaho Power financing cash inflows for 2026 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, IDACORP's issuance of common stock, and Idaho Power's receipt of a capital contribution from IDACORP, partially offset by the repayment of pollution control revenue bonds and dividend payments. IDACORP and Idaho Power financing cash inflows for 2025 were primarily related to Idaho Power's net proceeds from issuance of first mortgage bonds, partially offset by dividend payments and repayment of variable rate bonds. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP's ATMs include the 2024 ATM and the 2026 ATM, which were established in May 2024 and May 2026, respectively. At September 30, 2026, IDACORP's cumulative aggregate gross sales price of executed and outstanding FSAs under its ATMs was $689 million. Also at September 30, 2026, IDACORP had $66 million of remaining capacity under its 2026 ATM. Upon effectiveness of the 2026 ATM, the 2024 ATM terminated with respect to new issuances. If IDACORP had elected to physically settle the FSAs under its ATMs as of October 23, 2026, by delivering shares of common stock, aggregate cash proceeds would have been approximately $686 million. IDACORP may elect to settle the outstanding FSAs under its ATMs at any time through their respective maturity dates, which extend through February 29, 2028.

IDACORP's equity programs also include FSAs executed by IDACORP in May 2025 outside of its ATMs. Subsequent to September 30, 2026, and through the date of this report, IDACORP settled some of the FSAs under this program on October 15, 2026, resulting in cash proceeds of $111 million. If IDACORP had elected to physically settle the remaining FSAs outside of its ATMs as of October 23, 2026, by delivering shares of common stock, aggregate cash proceeds would have been approximately $187 million. IDACORP may elect to settle the remaining FSAs at any time through their maturity date of November 9, 2026.

Actual cash proceeds, if any, for settlement of the FSAs will depend on the method and timing IDACORP elects for settlement. For more detailed information about IDACORP's equity transactions, see Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In June and July 2026, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.5 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At September 30, 2026, $1.3 billion remained available for debt issuance under the regulatory orders. For more detailed information about Idaho Power's First Mortgage Bonds, see Note 5 - "Long-Term Debt" to the condensed consolidated financial statements included in this report.

Idaho Power Credit Facility: Idaho Power's incurrence of short-term indebtedness, such as its credit facility, is subject to the approval of the IPUC, OPUC, and WPSC. Idaho Power currently has authority for unsecured borrowing up to $600 million with a final maturity date no later than December 31, 2030. In October 2026, Idaho Power requested regulatory approval to maintain up to $1.0 billion of unsecured borrowings outstanding at any one time, with a final maturity date of December 31, 2033. The requests are intended to support liquidity and financial flexibility. In October 2026, the IPUC and OPUC approved Idaho Power's applications. As of the date of this report, the WPSC application remains pending.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands of dollars).

	September 30, 2026		December 31, 2025
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$400,000
Commercial paper outstanding	—	—	—	—
Net balance available	$100,000	$400,000	$100,000	$400,000
(1)  Holding company only.

On October 23, 2026, IDACORP and Idaho Power had no loans outstanding under their respective revolving credit facilities and had no commercial paper outstanding.

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

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $1.15 billion during the nine months ended September 30, 2026. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2026 (including amounts incurred to-date) through 2030 (in billions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Actual expenditures and their timing could differ substantially from the estimates in the table due to factors such as Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

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
•entered into five PPAs for a combined 825 MW output of planned third-party solar facilities. Idaho Power plans to sell the output of two of these solar PPAs totaling 445 MW exclusively to a large industrial customer pursuant to agreements under Idaho Power’s Clean Energy Your Way program;
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

Idaho Power's ownership interest in the project is approximately 45 percent, while PacifiCorp's ownership interest in the project is approximately 55 percent. Idaho Power has spent approximately $1.15 billion, including Idaho Power's AFUDC, on the B2H project through September 30, 2026. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $535 million in reimbursement as of September 30, 2026, from project co-participants for their share of costs and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project expenditures incurred by Idaho Power under the terms of the joint funding agreement. Idaho Power and PacifiCorp operate under a construction funding agreement filed with the FERC.

The permitting phase of the B2H project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way grants have been resolved. In the separate State of Oregon permitting process, Oregon's Energy Facility Siting Council approved Idaho Power's site certificate in 2022 followed by a final order and two amendments to the site certificate, both contested but upheld in subsequent judicial proceedings. In 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the B2H project. In June 2025, three parties filed complaints with the OPUC seeking reconsideration of the CPCN granted for B2H, but in November 2025, the OPUC upheld the B2H CPCN. Those parties filed three complaints in the Baker County and Union County Circuit Courts challenging the OPUC decision. All three complaints were voluntarily dismissed. In addition, in September 2025, two parties filed complaints in Morrow County Circuit Court alleging that the Oregon Department of Energy and the Oregon Energy Facility Siting Council improperly processed modifications of the Fire Protection and Suppression Plan. The court granted Idaho Power's and the Oregon Department of Energy's motion to dismiss the complaints in a letter order in April 2026. Petitioners in the case have filed a notice of intent to appeal the Morrow County Circuit Court's decision. In July 2026, Malheur Mining Company, Ltd. filed a complaint in federal district court, Pendleton division, against Idaho Power and the BLM asserting their mineral rights are being infringed upon by the B2H project and requesting various forms of relief, including damages and injunctive relief. In October 2026, the federal court judge denied the mining company's request for a temporary restraining order. The case remains pending.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $415 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining material procurement and construction of the project.

GWW Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the GWW project, a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. Idaho Power and PacifiCorp are parties to a joint funding agreement for permitting of the project. Idaho Power has expended approximately $127 million, including Idaho Power's AFUDC, for its share of the project through September 30, 2026.

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

SWIP-N Transmission Line: In February 2025, Idaho Power entered into a commitment to become a partial owner of SWIP-N, a 285-mile high-voltage transmission line under construction between the Robinson Summit Substation near Ely, Nevada, and the Midpoint Substation near Jerome, Idaho. Upon the project being placed into service, the applicable agreements provide that Idaho Power will purchase an approximate 11 percent ownership interest in the project, entitling Idaho Power to approximately 11 percent of the total capacity of the SWIP-N line. In addition, Idaho Power entered into a capacity entitlement agreement providing Idaho Power with approximately 11 percent of additional capacity on the SWIP-N line over a 40-year term commencing upon the project being placed in service. Idaho Power is obligated for approximately 11 percent of the total costs to develop and construct the project. The capital requirements table above includes Idaho Power's share of the costs to develop and construct the project. The project agreements do not require Idaho Power to incur any costs to purchase its ownership interest or begin paying for capacity under the capacity entitlement agreement until the line is in service. Idaho Power has an option to purchase the ownership interest associated with such capacity entitlement upon expiration of the 40-year term. In December 2025, the IPUC issued its order approving a CPCN for the project. SWIP-N has received various required governmental approvals, including from the FERC and the Public Utilities Commission of Nevada, while certain other approvals and permits remain in process. Construction of the project commenced in June 2026, and Idaho Power expects construction to be completed in 2028.

Pension Plan Contributions

Idaho Power has no minimum contribution to its pension plan required in 2026. During the nine months ended September 30, 2026, Idaho Power contributed $20 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the nine months ended September 30, 2026, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Notable Retail Rate or Revenue Changes

During 2026, Idaho Power received orders authorizing the rate or revenue changes summarized in the table below.

Description	Status	Estimated Impact(1)	Notes
PCA - Idaho	New PCA rate became effective June 1, 2026	$51.3 million PCA increase for the period from June 1, 2026 to May 31, 2027	The income statement impact of revenue changes associated with the PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase is primarily attributable to a decrease in forecast hydroelectric generation for the April 2026 to March 2027 forecast period.
FCA - Idaho	New FCA rate became effective June 1, 2026	$5.1 million FCA increase for the period from June 1, 2026 to May 31, 2027	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
APCU - Oregon	New APCU rate became effective June 1, 2026	$0.7 million APCU increase for the period from June 1, 2026 to May 31, 2027	The rate increase reflects a decrease in expected net power supply expense for the March 2026 forecast combined with an increase in normalized net power supply expense for the October 2025 update.
PCAM - Oregon	New PCAM rate became effective June 1, 2026	$1.9 million PCAM increase for the period from June 1, 2026 to May 31, 2027	The Oregon power cost adjustment mechanism (PCAM) allows Idaho Power to recover or refund differences between actual net power supply costs and those included in rates, subject to applicable deadbands and an earnings test. The PCAM also includes the amortization of certain authorized deferrals.
(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulations

The 2025 Settlement Stipulation, 2023 Settlement Stipulation, and 2018 Settlement Stipulation are each described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2025 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC, subject to an annual cap of $55 million, in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2026 Idaho ROE, for the three months and nine months ended September 30, 2026, Idaho Power recorded zero and $6.3 million, respectively, in additional ADITC amortization under the settlement stipulations.

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

The following table summarizes the change in accrued net power supply costs (in millions of dollars).

	Idaho	Oregon	Total
Balance at December 31, 2025	$(41.0)	$(1.4)	$(42.4)
Current period net power supply costs accrued	(38.0)	—	(38.0)
Prior amounts refunded through rates	50.4	0.4	50.8
Renewable energy credit sales	(38.1)	(1.5)	(39.6)
Interest and other	(5.2)	(0.1)	(5.3)
Balance at September 30, 2026	$(71.9)	$(2.6)	$(74.5)

Open Access Transmission Tariff Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data that Idaho Power files with the FERC. In August 2026, Idaho Power filed its 2026 final transmission rate with the FERC, reflecting a transmission rate of $35.40 per kilowatt-year (kW-year), to be effective for the period from October 1, 2026, to September 30, 2027. Idaho Power's final rate was based on a net annual transmission revenue requirement of $162.6 million. The OATT rate in effect from October 1, 2025, to September 30, 2026, was $34.13 per kW-year based on a net annual transmission revenue requirement of $148.3 million. A kW-year is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours.

Resource Procurement Filings

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

In September 2026, Idaho Power filed an application with the IPUC for approval of the third amendment to the contract for electric service between Idaho Power and a large contract customer, Brisbie, LLC (Brisbie), a wholly-owned subsidiary of Meta Platforms, Inc. The amendment provides for changes to better align Brisbie's obligations with the costs and risks associated with planning for and providing service to Brisbie's load while further protecting Idaho Power and its other customers from potential cost shifting. As of the date of this report, the IPUC's decision is pending.

Oregon Sale Regulatory Applications

In May 2026, Idaho Power and OTEC jointly filed an application with the OPUC to approve the Oregon Sale and its related territory allocation agreement. In June 2026, Idaho Power filed an application with the IPUC to approve the Oregon Sale and its related transition framework and agreement for supply of power and energy. In July 2026, Idaho Power filed an application with the FERC under Section 203 of the Federal Power Act to approve Idaho Power's sale of certain transmission assets to OTEC as part of the Oregon Sale, and FERC granted the application in October 2026. As of the date of this report, the cases with the OPUC and the IPUC remain pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2025 Annual Report in Part II, Item 7 - MD&A – "Liquidity and Capital Resources" and "Regulatory Matters," in 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. The FERC issued a draft supplemental EIS in January 2026 and requested, and the USFWS and the NMFS initiated, formal consultation under section 7 of the ESA. In September 2026, the FERC issued the final supplemental EIS.

Relicensing costs of $568 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2026. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $38.5 million of AFUDC annually relating to relicensing of the HCC project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2026, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $324 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2027 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2025, as established by a previous IPUC order, Idaho Power filed an application with the IPUC requesting a determination, and in July 2026, the IPUC issued an order with its determination, that Idaho Power's expenditures from 2016 through 2025 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding.

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

Idaho Power's previous license at American Falls expired in February 2025 and was renewed automatically at that time and again in February 2026 for one year periods on the same terms and conditions as its prior license. The annual license is effective until February 28, 2027, and Idaho Power expects to continue with annual renewals automatically until the FERC issues a new license for the American Falls facility. As of the date of this report, Idaho Power expects FERC to issue a new license for the facility in 2027.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's co-owned coal- and natural gas-fired power plants and its three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

The EPA has published proposed rules for several of the items mentioned in its March 2025 announcement. Each of the proposed rules described in the 2025 Annual Report or below is subject to public comment and remains pending as of the date of this report, except for the final rules described below.

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

Greenhouse Gas Standards for Fossil Fuel-Fired Power Plants: In September 2026, the EPA finalized a rule repealing the 2024 carbon capture and storage (CCS)-based standards under CAA Section 111 for new base load stationary combustion turbines and the emissions guidelines and standards for existing fossil fuel-fired steam electric generating units (EGUs). The final rule also retained the Phase 1 CO2 emission rate limits from the 2024 rule for new natural gas plants. Concurrently, the EPA issued a supplemental proposal to repeal all greenhouse gas (GHG) emission standards for fossil fuel-fired EGUs under CAA Section 111. Idaho Power does not expect the repeal of the 2024 CCS standards to have any near-term impact on its plans or operations, however the Phase 1 CO2 emission rate limits retained from the 2024 rule may impact emission rate limits for Idaho Power’s new natural gas-fired facilities. If the repeal of the GHG emission standards for fossil fuel-fired EGUs is finalized and becomes effective, it could simplify Idaho Power's compliance requirements with respect to both existing and new fossil fuel-fired EGUs.

Clean Water Act Matters

In September 2026, the EPA and the Army Corps of Engineers released a supplemental proposal to the original plan proposed in 2025 to define the "Waters of the United States" or WOTUS. This supplemental WOTUS proposal would narrow federal CWA jurisdiction by moving toward a perennial water standard to align with the Supreme Court’s 2023 Sackett v. Environmental Protection Agency decision. The proposal defines “relatively permanent” as perennial, meaning that for water to be considered WOTUS under the CWA, it must contain standing or continuously flowing water every day of the year under ordinary conditions. The proposal also narrows when wetlands are federally regulated, requiring perennial surface water in the wetland and a continuous surface-water connection to a jurisdictional water. Idaho Power does not expect that the proposed definition of WOTUS would alter how the CWA applies to most of Idaho Power's facilities, including its hydropower plants. As a result, Idaho Power does not expect the proposed definition, if implemented, to materially impact Idaho Power's operations or financial condition.

Endangered Species Act Matters

In July 2026, the USFWS and the NMFS finalized a rule that rescinded the definition of "harm" under the ESA in their respective regulations. In addition, in September 2026, USFWS and NMFS circulated internal memoranda interpreting “take” of a species under the ESA to require an affirmative act that’s deliberately directed at a given animal. The rescission of the definition of harm and the potential change in the interpretation of "take" may have the effect of reducing the applicability of the ESA for some Idaho Power projects, however, as of the date of this report, Idaho Power is unable to estimate the impact on Idaho Power of the changes.

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

Snake River Minimum Streamflow at Swan Falls

In June 2026, Idaho Power sent a letter to Idaho Governor Little acknowledging drought conditions impacting the historical Swan Falls Agreement regarding Idaho Power's water rights and the risk that the streamflow in the Snake River that the State is contractually required to maintain could drop below the minimum required level at Swan Falls. Idaho Power requested that the State and water users work collaboratively with Idaho Power to develop a long-term mitigation plan. In response, Governor Little directed the Idaho Water Resource Board to develop a long-term mitigation plan to ensure the State meets its minimum streamflow obligations. The Water Resource Board has begun work to develop a long-term mitigation plan in consultation with relevant stakeholders, including Idaho Power. To the extent that drought conditions and reduced Snake River streamflows at Swan Falls persist, this will generally reduce the amount of water available to Idaho Power for hydropower production.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2025, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2026. IDACORP has not entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2026, IDACORP had no variable rate debt.

Fixed Rate Debt: As of September 30, 2026, IDACORP had $3.9 billion in fixed rate debt, with a fair value of approximately $3.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $379 million if market interest rates were to decline by one percentage point from their September 30, 2026 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, bonds, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2026, Idaho Power posted $48 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then existing market conditions as of September 30, 2026, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $37 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2026, had not changed materially from that reported in Item 7A of the 2025 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 12 - "Benefit Plans" to the consolidated financial statements included in the 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2026, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2026, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026:

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

IDACORP, INC.
(Registrant)

Date:	October 29, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 29, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	October 29, 2026	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 29, 2026	By:	/s/ Brian R. Buckham
Brian R. Buckham
Executive Vice President, Chief Financial Officer, and Treasurer